Form 10-Q
period 2005-12-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2006-02-15
CIK 1321228

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from            to
                                           ------------  ------------

                       Commission file number: 333-124115


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 13
             (Exact name of registrant as specified in its charter)

                  California                          20-2355224
                (State or other jurisdiction of     (I.R.S. Employer
               incorporation or organization)      Identification No.)


                              17782 Sky Park Circle
                              Irvine, CA 92614-6404
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X    No
   ----------  ----------
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes          No     X
   ----------  ----------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                               INDEX TO FORM 10-Q

                            For the Quarterly Period
                             Ended December 31, 2005


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
           December 31, 2005 and August 31, 2005...............................3

     Statement of Operations
           For the Period of December 14, 2005 (Date Operations Commenced)
               through December 31, 2005 ......................................4

     Statement of Partners' Equity
           For the Period of August 31, 2005 through December 31, 2005 ........5

     Statement of Cash Flows
           For the Period August 31, 2005 through December 31, 2005 ...........6

     Notes to Financial Statements.............................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................14

     Item 3.  Quantitative and Qualitative Disclosures About Market Risks.....15

     Item 4.  Controls and Procedures  .......................................15

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................16

     Item 2.  Changes in Securities and Use of Proceeds.......................16

     Item 3.  Defaults Upon Senior Securities.................................16

     Item 4.  Submission of Matters to a Vote of Security Holders.............17

     Item 5.  Other Information...............................................17

     Item 6.  Exhibits........................................................17

     Signatures...............................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                                 BALANCE SHEETS

                                                            December 31, 2005            August 31, 2005
                                                         ------------------------   -------------------------
                                                               (unaudited)
ASSETS
Cash and cash equivalents                              $               1,657,240   $                   1,100
Amounts due from dealers (Note 3)                                        726,985                           -
Interest receivable                                                          113                           -
Prepaid acquisition fees and costs                                       262,800                           -
                                                         ------------------------    ------------------------
                                                       $               2,647,138   $                   1,100
                                                         ========================    ========================
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Accrued fees and expenses due to General Partner
   and affiliates (Note 2)                             $                 161,333   $                       -
                                                         ------------------------    ------------------------
Partners' Equity
   General Partner                                                            65                         100
   Limited  Partners  (25,000  Units   authorized, 2,920
     and 0 Units  outstanding  at  December  31, 2005
     and August 31, 2005, respectively)
                                                                       2,485,740                       1,000
                                                         ------------------------    ------------------------
     Total Partners' Equity                                            2,485,805                       1,100
                                                         ------------------------    ------------------------
                                                       $               2,647,138   $                   1,100
                                                         ========================    ========================

                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                             STATEMENT OF OPERATIONS

For the Period December 14, 2005 (Date  Operations  Commenced)  Through December
                              31, 2005 (unaudited)

Interest income                                               $                             113
                                                                --------------------------------
Operating expenses:
  Organization costs                                                                     35,040
  Other                                                                                       8
                                                                -------------------------------
    Total operating expenses                                                             35,048
                                                                --------------------------------
Loss from operations                                                                    (34,935)

Equity in losses from limited partnerships                                                    -
                                                                --------------------------------
Net Loss                                                      $                         (34,935)
                                                                ================================
Net loss allocated to:
  General Partner                                             $                             (35)
                                                                ================================
  Limited Partners                                            $                         (34,900)
                                                                ================================
Net loss per limited partnership unit                         $                             (12)
                                                                ================================
Outstanding weighted limited
  partner units                                                                           2,920
                                                                ================================

                 See accompanying notes to financial statements
                                       4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                          STATEMENT OF PARTNERS' EQUITY

           For the Period of August 31, 2005 Through December 31, 2005
                                   (unaudited)

                                                          General               Limited
                                                          Partner               Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity at August 31, 2005                  $             100    $            1,000    $             1,100

Sales of Limited Partnership units, net of
     discounts of $15                                                -             2,919,985              2,919,985

Less: Limited Partnership units issued for
     promissory notes receivable (Note 3)                            -               (60,000)               (60,000)

Offering expenses                                                    -              (340,345)              (340,345)

Net loss                                                           (35)              (34,900)               (34,935)
                                                       ---------------      ----------------      ------------------
Partners' equity at December 31, 2005                $              65    $        2,485,740    $         2,485,805
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                             STATEMENT OF CASH FLOWS

           For the Period of August 31, 2005 Through December 31, 2005
                                   (Unaudited)

    Cash flows from operating activities:
      Net loss                                                                 $              (34,935)
        Adjustments to reconcile net loss to net
           Cash used in operating activities:
           Change in due from dealers                                                        (726,985)
           Change in interest receivable                                                         (113)
           Change in accrued fees and expenses
            due to General Partner and affiliates                                             161,333
                                                                                 --------------------
                 Net cash used in operating activities                                       (600,700)
                                                                                 --------------------
    Cash flows from investing activities:
          Prepaid acquisition fees and costs                                                 (262,800)
                                                                                 --------------------
    Cash flows from financing activities:
          Sales of limited partnership units, net of
               contributions receivable and subscriptions
    receivable                                                                              2,859,985
           Offering expenses                                                                 (340,345)
                                                                                 --------------------
                 Net cash provided by financing activities                                  2,519,640
                                                                                 --------------------
    Net increase in cash and cash equivalents                                               1,656,140

    Cash and cash equivalents, beginning of period                                              1,100
                                                                                 --------------------
    Cash and cash equivalents, end of period                                   $            1,657,240
                                                                                 ====================
    SIGNIFICANT NONCASH FINANCING ACTIVITIES

    Prepaid acquisition fees and costs included within due
       to general partners and affiliates                                      $               65,430
                                                                                 ====================
    Offering expenses included within due to general partners
       and affiliates                                                          $               95,895
                                                                                 ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended December 31, 2005

                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------
General
-------
The information contained in the following notes to the balance sheet is condensed from that which would appear in the annual financial statements; accordingly, the balance sheet included herein should be reviewed in conjunction with the August 31, 2005 audited balance sheet included in the Post-effective Amendment No. 1 to the Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 1, 2005. In the opinion of the General Partner, the accompanying unaudited balance sheet contains all adjustments necessary to present fairly the financial position as of December 31, 2005.

Organization
------------
WNC Housing Tax Credit Fund, VI, L.P., Series 13 (the "Partnership") was formed under the California Revised Limited Partnership Act on February 7, 2005, and commenced operations on December 14, 2005. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies (the "Local Limited Partnerships") which will own and operate multi-family housing complexes that are eligible for Federal low-income housing and, in certain cases, California low-income housing tax credits ("Low Income Housing Tax Credit").

The general partner of the Partnership is WNC National Partners, LLC (the "General Partner"). The general partner of the General Partner is WNC & Associates, Inc. ("Associates"). The initial Limited Partner is an affiliate of Associates. The chairman and the president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to the prospectus of the Partnership dated November 1, 2005, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Holders of Units are referred to herein as "Limited Partners." The Partnership is required to receive a minimum offering amount of $1,400,000 to break escrow and effective December 14, 2005 the minimum amount was received. Accordingly, December 14, 2005 through December 31, 2005, the Partnership has accepted subscriptions for 2,920 units, for which it has received $2,133,000 in cash, $60,000 in promissory notes, $726,985 in amounts due from dealers receivable, and $15 in discount.

The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

The Partnership shall continue in full force and effect until December 31, 2065, unless terminated prior to that date, pursuant to the partnership agreement or law.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005

                                   (unaudited)

NOTE 1 - ORGANIZATION AND  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------
After the Limited Partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

Certain Risks and Uncertainties
-------------------------------
An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership is planning to invest in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates,

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005

                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES, continued
--------------------------------------------------------------------------------
inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Limited partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual limited partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Description of Business
-----------------------
The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a multi-family housing complex (the "Housing Complexes") which qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the California Low Income Housing Tax Credits to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low-income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended "by Supplements thereto" (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the
Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005

                                   (unaudited)

NOTE 1 - ORGANIZATION AND  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------
Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------
The Partnership intends to account for its investments in limited partnerships using the equity method of accounting, whereby the Partnership will adjust its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership will review the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment will be measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

Equity in losses of Local Limited Partnerships will be recorded by the Partnership based on reported results estimated by management of the Partnership. Management's estimate for the period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships will be accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero will be recognized as income.

Use of Estimates
----------------
The preparation of the balance sheet in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Offering and Organization Expenses
----------------------------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13% (excluding selling commissions and dealer manager fees) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005

                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------
Organization costs are expensed as incurred by the Partnership.

Concentration of Credit Risk
----------------------------
At December 31, 2005, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2005, the Partnership had no cash equivalents

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

Income Taxes
------------
No provision for income taxes has been recorded in the financial statements as any liabilities and/or benefits for income taxes flows to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes the Partnership reports on a calendar year basis.

New Accounting Pronouncements
-----------------------------
As of March 31, 2004 the Partnership adopted FASB Interpretation No. 46 - Revised ("FIN46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Based on the guidance of FIN 46R, the Local Limited Partnerships in which the Partnership invests in meet the definition of a VIE. However, management does not consolidate our interests in these VIEs under FIN46R, as it are not considered the primary beneficiary. The Partnership currently records the amount of the investment in these partnerships as an asset in the balance sheets, recognizes its share of partnership income or losses in the statement of operations, and disclose how we account for material types of these investments in the financial statements.

The Partnership's balance in investment in limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the Local General Partners and their guarantee against credit recapture.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005

                                   (unaudited)

NOTE 1 - ORGANIZATION AND  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. For the period ended December 31, 2005, the Partnership incurred acquisition fees of $204,400 which are included in prepaid acquisition fees and costs.

     Acquisition costs of 2% of the gross proceeds from the sale of Units as a non-accountable expense reimbursement in connection with the acquisition of Local Limited Partnerships. For the period ended December 31, 2005, the Partnership incurred acquisition costs of $58,400 which are included in prepaid acquisition fees and costs.

     Selling commissions of 7% of the net proceeds from the sale of the Units of the payable to WNC Capital Corp. advanced by the General Partner or affiliates on behalf of the Partnership. For the period ended December 31, 2005, the Partnership incurred selling commissions of $200,185.

     A non-accountable organization and offering and underwriting expense reimbursement, collectively equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. For the period ended December 31, 2005, the Partnership incurred
     non-accountable   organization  and  offering  and   underwriting   expense
     reimbursement costs totaling $116,800 and dealer manager fees totaling $58,400. All other organizational and offering expenses, inclusive of the non-accountable organization and offering and underwriting expense reimbursement, and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units.

     An annual asset management fee not to exceed to 0.5% of the invested assets of the Partnership, as defined.

     The Partnership will reimburse the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 for the period ended December 31, 2005.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005

                                   (unaudited)

NOTE 2 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------
     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred during the period ended December 31, 2005

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                              December 31, 2005
                                                                               ----------------
Acquisition fees payable                                                  $             50,890
Acquisition expenses payable                                                            14,540
Organizational and offering costs payable                                               21,810
Commissions payable                                                                     74,085
Reimbursements for expenses paid by the General Partner or an affiliate                      8
                                                                               ----------------
                                                                          $            161,333
                                                                               ================

NOTE 3 - AMOUNTS DUE FROM DEALERS AND NOTES RECEIVABLE
------------------------------------------------------
Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than nine months after the subscription date. As of December 31, 2005, the Partnership had received subscriptions for 2,920 units which included amounts due from dealers totaling $726,985 and promissory notes of $60,000, of which all receivable amounts due from the dealers were collected subsequent to December 31, 2005 and prior to the issuance of these financial statements.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low-income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses its most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Financial Condition

The Partnership's assets at December 31, 2005 consisted primarily of $1,657,000 in cash $727,000 in amounts due from dealers and prepaid acquisition fees and costs of $263,000. Liabilities at December 31, 2005 primarily consisted of $161,000 in accrued fees, accrued annual asset management fees and reimbursements for expenses paid by the General Partner and/or its affiliates.

Results of Operations

The Partnership commenced operations on December 14, 2005 and as such had no operations to report for September 30, 2005. As a result, there are no comparative results of operations or financial condition from prior periods to report.

The Partnership's net loss for the period ended December 31, 2005 was $(35,000). The net loss from operations was primarily due to $35,000 of organization costs.

Cash Flows

Net increase in cash during the period ended December 31, 2005 was $1,656,000. Net cash flows provided by financing activities of $2,520,000 during the period ended December 31, 2005, consisted of net sales of limited partnership units of $2,920,000 net of subscriptions receivable of $(60,000) less offering expenses of $(340,000). Net cash flows used in investing activities for the period ended December 31, 2005 was $(263,000) for prepaid acquisition fees and costs. Net cash used in operating activities was $(601,000), largely due to $(727,000) in due from dealers which was collected subsequent to December 31, 2005, the $161,000 change in accrued fees and expenses due to General Partner and/or its affiliates and the $(35,000) net loss largely due to the organization costs that were incurred for the period ending December 31, 2005.

It is not expected that any of the local limited partnerships, once they have been acquired by the Partnership, will generate cash from operations sufficient to provide distributions to investors in any significant amount. Cash from operations, if any, would first be used to meet operating expenses of the Partnerships. Operating expenses include the asset management fee.

Investments in local limited partnerships are not readily marketable. Such investments may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled. Nevertheless, WNC & Associates, Inc. anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's future investment commitments and proposed operations.

The capital needs and resources of the Partnership are expected to undergo major changes during its first several years of operations as a result of the completion of its offering of Units and its acquisition of investments. Thereafter, the Partnership' capital needs and resources are expected to be relatively stable.

Item 3. Quantitative and Qualitative Disclosures Above Market Risks

Not Applicable

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceeds

(a)-(e)  NONE

(f)      Use of Proceeds

         (1) The effective date of the Securities Act registration statement is November 1, 2005 for WNC Housing Tax Credit Fund VI, L.P., Series 13.

         (2) WNC Housing Tax Credit Fund VI, L.P., Series 13 commenced its offering on November 1, 2005.

         (3)  Inapplicable

         (4)  (i)   The offering has not yet terminated.

              (ii)  The   dealer   manager  for  each offering  is  WNC  Capital
                    Corporation, an affiliate of the general partner.

              (iii) The title  of the  class of  securities  registered  by each
                    Series is Units of Limited Partnership Interest.

              (iv) WNC Housing Tax Credit Fund VI L.P., Series 13 registered 25,000 Units at an aggregate price of $25,000,000. As of December 31, 2005, 2,920 Units were sold aggregating $2,919,985 net of discount of $15.

              (v)   As of  December  31,  2005 WNC  Housing  Tax Credit Fund VI,
                    L.P., Series 13 has incurred $200,185 for retail selling commissions to unaffiliated persons, dealer manager fees to the dealer manager of $58,400 and a non-accountable organization and offering expense of $116,800 to the dealer manager.

              (vi) The net offering proceeds to Series 13 after all expenses as stated above in (f) (4) (v) totals $2,544,600.

              (vii)

                    (A) An acquisition expense allowance in the amount of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred was paid or accrued to the General Partner in the amount of $58,400 as of December 31, 2005. Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships incurred was paid or accrued to the General Partner in the amount of $204,400 as of December 31, 2005.

                    (B) Of the net proceeds of $2,281,800 after payment of the foregoing, $2,044,000 has been committed to acquire Local Limited Partnership Interests (including amounts to be paid for interest on warehouse financing), and $237,800 is held in reserves.

              (viii)     Inapplicable


Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes -Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes -Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 13
-----------------------------------------------
(Registrant)

By:   WNC National Partners, LLC., General Partner




By:   /s/ Wilfred N. Cooper, Jr.
      --------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: February 14, 2006




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 14, 2006