Form 10-K
period 2006-03-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2006-07-14
CIK 1321228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended March 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from           to
                                           -----------  -----------

                       Commission file number: 333-124115
                                               333-124116

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 13
                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 14
             (Exact name of registrant as specified in its charter)


                  California                         20-2355224
                                                     20-2355303
                (State or other jurisdiction of    (I.R.S. Employer
               incorporation or organization)     Identification No.)

               17782 Sky Park Circle                       92614-6404
               Irvine, CA                                  (Zip Code)
               (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes      No   X
   ------  --------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      No   X
   ------  --------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   ------  ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer.
Yes       No   X
   -------  --------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer   X
                       ----                 ----                     ------

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                    -----  -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. |X|

                                  INAPPLICABLE

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                                      NONE

PART 1.

Item 1.  Business

Organization

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

WNC Housing Tax Credit Fund VI, L.P., Series 14 ("Series 14") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 14.

The general partner of the Partnership is WNC National Partners, LLC (the "General Partner"). The general partner of the General Partner is WNC & Associates, Inc. ("Associates"). The initial Limited Partner is an affiliate of Associates. The chairman and the president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership have no employees of their own.

Pursuant to the prospectus of the Partnership dated November 1, 2005, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Holders of Units are referred to herein as "Limited Partners." The Partnership is required to receive a minimum offering amount of $1,400,000 to break escrow and effective December 14, 2005 the minimum amount was received. Accordingly, December 14, 2005 through March 31, 2006, the Partnership has accepted subscriptions for 7,691 units, for which it has received $6,757,485 in cash, $117,500 in promissory notes, $816,000 in amounts due from investors receivable, and $15 in discount.

The Partnership shall continue in full force and effect until December 31, 2070, unless terminated prior to that date, pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a multi-family housing complex (the "Housing Complexes") which qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Tax Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the California Low Income Housing Tax Credits to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low-income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended "by
Supplements thereto" (the "Partnership Agreement"), will be accomplished promptly at the end of the Compliance Period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

As of March 31, 2006 the Partnership had not acquired any interests in any Local Limited Partnerships.

Certain Risks and Uncertainties

Item 1A.  Risk Factors

Set forth below are the principal risks the Partnership believes are material to the Limited Partners. The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge from time to time. This section contains some forward-looking statements. For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.

(a) Risks arising from the Internal Revenue Code rules governing Low Income Housing Tax Credits

     Low Income Housing Tax Credits might not be available. If a Housing Complex does not satisfy the requirements of Internal Revenue Code Section 42, then the Housing Complex will not be eligible for Low Income Housing Tax Credits.

     Low income housing tax credits might be less than anticipated. The Local General Partners will calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership.

     Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

     o a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
     o    the   Partnership   disposed  of  its  interest  in  a  Local  Limited
          Partnership during the Compliance Period.

For these purposes, disposition includes transfer by way of foreclosure.

It will be up to the Partnership to determine whether to post a bond. There is no obligation under the agreements with the Local Limited Partnerships that the Local Limited Partnerships must do so.

There can be no assurance that recapture will not occur. If it does, recapture will be a portion of all credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

     Sales of Housing Complexes after 15 years are subject to limitations which may impact a Local Limited Partnership's ability to sell its Housing Complex. Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located. The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing. Under Federal law, the commitment must be for at least 30 years. The commitment, actually agreed to, may be significantly longer than 30 years. In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years. On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period. This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes. The sale of a Housing Complex may be subject to other restrictions. For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amount of cash will be distributed to the Limited Partners. As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

     Limited Partners can only use Low Income Housing Tax Credits in limited amounts. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

     o an unlimited amount of passive income, which is income from entities such as the Partnership, and

     o    $25,000 in income from other sources.

However, the use of Low Income Housing Tax Credits by an individual against these types of income is subject to ordering rules, which may further limit the use of Low Income Housing Tax Credits. Some corporate Limited Partners are subject to similar and other limitations. They include corporations which provide personal services, and corporations which are owned by five or fewer shareholders.

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner's other business credits. The aggregate is then subject to the general limitation on all business credits. That limitation provides that a Limited Partner can use business credits to offset the Limited Partner's annual tax liability equal to $25,000 plus 75% of the Limited Partner's tax liability in excess of $25,000. However, business credits may not be used to offset any alternative minimum tax. All of these concepts are extremely complicated.

     Historic tax credits may be unavailable or may be recaptured. In addition to Low Income Housing Tax Credits, the Partnership is generating historic tax credits. There can be no assurance that the Housing Complex will meet the requirements for the historic tax credit set forth in Internal Revenue Code
Section 47. In order for a Housing Complex to be eligible for historic tax credits, it must:

     o    meet the  statutory  requirements  of Internal  Revenue  Code  Section
          47,and
     o    be certified by the Department of the Interior.

Even if it does meet the requirements, the IRS may challenge the calculation of the historic tax credit. The Local General Partners will calculate the amount of the historic tax credit.

A Limited Partner must recapture historic tax credits if:

     o the Local Limited Partnership sells the Housing Complex during the first five years of operation,
     o the Partnership sells the interest in the Local Limited Partnership during the first five years of operation, or
     o the Limited Partner sells his Units during the first five years of operation.

(b) Risks related to investment in Local Limited Partnerships and Housing Complexes

     Because the Partnership has few investments, each investment will have a great impact on the Partnership's results of operations. Any single Housing Complex experiencing poor operating performance, impairment of value or recapture of Low Income Housing Tax Credits will have a significant impact upon the Partnership as a whole.

     The failure to pay mortgage debt could result in a forced sale of a Housing Complex. Each Local Limited Partnership leverages the Partnership's investment therein by incurring mortgage debt. A Local Limited Partnership's revenues could be less than its debt payments and taxes and other operating costs. If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure. The same results could occur if government subsidies ceased. Foreclosure would result in a loss of the Partnership's capital invested in the Housing Complex. Foreclosure could also result in a recapture of Low Income Housing Tax Credits, and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership's ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment. Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

     The Partnership does not control the Local Limited Partnerships and must rely on the Local General Partners. The Local General Partners will make all management decisions for the Local Limited Partnerships and the Housing Complexes. The Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will not be able to exercise any control with respect to Local Limited Partnership business decisions and operations. Consequently, the success of the Partnership will depend on the abilities of the Local General Partners.

     Projects subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

o Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
o Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
o Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
o    Limitations  on sale  or  refinancing  of the  Housing  Complexes.  A Local
     Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
o Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited
     Partnership without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions.
o Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the subsidizer. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the subsidizer. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
o Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
o Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
o Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses which must be paid at such time.

     If that happens, a Limited Partner's return may be derived only from the Low Income Housing Tax Credits and tax losses.

     Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time. And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

     Housing Complexes without financing or operating subsidies may be unable to pay operating expenses. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex. If a forced sale occurs during the first 15 years of a Housing Complex, a partial recapture of Low Income Housing Tax Credits could occur. In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits. Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing. Those Housing
Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants. Over time, the expenses of a Housing Complex will increase. If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

     The Partnership's investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, each Local General Partner demonstrates a net worth which the General Partner believes is appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner's obligations. The cost to enforce a Local General Partner's obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

     Fluctuating economic conditions can reduce the value of real estate. Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

     o    the general and local job market,
     o    the availability and cost of mortgage financing,
     o    monetary inflation,
     o    tax, environmental, land use and zoning policies,
     o    the supply of and demand for similar properties,
     o    neighborhood conditions,
     o    the availability and cost of utilities and water.

     Properties under development may not be completed. The Partnership invests in Housing Complexes which are under development. If a Housing Complex is not completed, the Partnership could lose any capital it invested in the Housing Complex. In general, investment in an uncompleted Housing Complex involves more risk than the purchase of a completed property. The Local General Partners' ability to complete development and construction and rent the property may be affected by conditions beyond their control. If a property is not constructed as anticipated, the permanent loan commitment might be of no effect. The lender could refuse to advance the permanent loan, and the Local Limited Partnership might be unable to repay the construction loan. Furthermore, a decision to invest in an uncompleted Housing Complex is made based on projections of rental income and expenses. Whether the property will operate at such projected income and expense levels cannot be known.

     If a loan made to a Local Limited Partnership is not repaid the amount of capital available for investment would be reduced. The Partnership has or may make a loan to a Local Limited Partnership before the Partnership's acquisition of an interest therein. If the Partnership doesn't invest in the Local Limited Partnership, the Local Limited Partnership might not repay the loan. If the Local Limited Partnership doesn't repay the loan, the amount of capital available for investment in Local Limited Partnerships would be reduced.

(c)      Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to tax credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

     No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

     o    the determination of which depends on future factual circumstances,
     o    which are peculiar to individual Limited Partners, or
     o    which are not customarily the subject of an opinion.

The more significant of these matters include:

     o allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
     o characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
     o identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
     o applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and
     o the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership. The courts could sustain an IRS challenge. An IRS challenge, if successful, could have a detrimental effect on the Partnership's ability to realize its investment objectives.

     Passive activity rules will limit deduction of the Partnership's losses and impose tax on interest income. The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate. An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities. An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest. These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

     The Partnership may earn interest income on its reserves and loans. The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income. Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

     At risk rules might limit deduction of the Partnership's losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the "at risk" rules will limit a Limited Partner's ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The "at risk" rules of the Internal Revenue Code generally limit a Limited Partner's ability to deduct Partnership losses to the sum of:

     o    the amount of cash the Limited Partner invests in the Partnership, and
     o the Limited Partner's share of Partnership qualified nonrecourse financing.

Qualified nonrecourse financing is non-convertible, nonrecourse debt which is borrowed from a government, or with exceptions, any person actively and regularly engaged in the business of lending money.

     Tax liability on sale of Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

     o the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
     o the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

     o the sales proceeds plus the Partnership's share of the amount of indebtedness secured by the Housing Complex, and
     o the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

Accordingly, gain will be increased by the depreciation deductions taken during the holding period for the Housing Complex. In some cases, a Limited Partner could have a tax liability from a sale greater than the cash distributed to the Limited Partner from the sale.

     Alternative minimum tax liability could reduce a Limited Partner's tax benefits. If a Limited Partner pays alternative minimum tax, the Limited Partner could suffer a reduction in benefits from an investment in the Partnership. The application of the alternative minimum tax is personal to each Limited Partner. Tax credits may not be utilized to reduce alternative minimum tax liability.

     IRS could audit the returns of the Partnership, the Local Limited Partnerships or the Limited Partners. The IRS can audit the Partnership or a Local Limited Partnership at the entity level with regard to issues affecting the entity. The IRS does not have to audit each Limited Partner in order to challenge a position taken by the Partnership or a Local Limited Partnership. Similarly, only one judicial proceeding can be filed to contest an IRS determination. A contest by the Partnership of any IRS determination might result in high legal fees.

     An audit of the Partnership or a Local Limited Partnership also could result in an audit of a Limited Partner. An audit of a Limited Partner's tax returns could result in adjustments both to items that are related to the Partnership and to unrelated items. The Limited Partner could then be required to file amended tax returns and pay additional tax plus interest and penalties.

     A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership's allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership's allocations do not have substantial economic effect, then the partnership's tax items are allocated in accordance with each partner's interest in the partnership. The IRS might challenge the allocations made by the
Partnership:

     o    between the Limited Partners and the General Partner,
     o    among the Limited Partners, or
     o    between the Partnership and a Local General Partner.

If any allocations were successfully challenged, a greater share of the income or gain or a lesser share of the losses or tax credits might be allocated to the Limited Partners. This would increase the tax liability or reduce the tax benefits to the Limited Partners.

     Tax liabilities could arise in later years of the Partnership. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

     o    unused passive losses from the Partnership or other investments, or
     o    current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

     IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited
Partnership:

     o    should be deductible over a longer period of time or in a later year,
     o    are excessive and may not be capitalized or deducted in full,
     o    should be capitalized and not deducted, or
     o    may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

     o the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
     o    the adjusted basis of a Housing Complex used to compute depreciation,
     o    the correct deduction of fees,
     o the amortization of organization and offering expenses and start-up expenditures.

If the IRS were successful in any such contention, the anticipated tax credits and losses of the Partnership would be reduced, perhaps substantially.

     Changes in tax law might reduce the value of Low Income Housing Tax Credits. Although all Low Income Housing Tax Credits are allocated to a Housing Complex at commencement of the 10-year credit period, there can be no assurance that future legislation may not adversely affect an investment in the Partnership. For example, legislation could reduce or eliminate the value of Low Income Housing Tax Credits. In this regard, before 1986, the principal tax benefit of an investment in low income housing was tax losses. These tax losses generally were used to reduce an investor's income from all sources on a dollar-for-dollar basis. Investments in low income housing were made in reliance on the availability of such tax benefits. However, tax legislation enacted in 1986 severely curtailed deduction of such losses.

     New administrative or judicial interpretations of the law might reduce the value of tax credits. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts. In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships. The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts. Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

     State income tax laws may adversely affect the Limited Partners. A Limited Partner may be required to file income tax returns and be subject to tax and withholding in each state or local taxing jurisdiction in which: a Housing Complex is located, the Partnership or a Local Limited Partnership engages in business activities, or the Limited Partner is a resident. Corporate Limited Partners may be required to pay state franchise taxes.

     The tax treatment of particular items under state or local income tax laws may vary materially from the Federal income tax treatment of such items. Nonetheless, many of the Federal income tax risks associated with an investment in the Partnership may also apply under state or local income tax law. The Partnership may be required to withhold state taxes from distributions or income allocations to Limited Partners in some instances.

(d)      Risks related to the Partnership and the Partnership Agreement

     The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

     Lack of liquidity of investment. It is unlikely that a public market will develop for the purchase and sale of Units. Accordingly, Limited Partners may not be able to sell their Units promptly or at a reasonable price. Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Units will be redeemed by the Partnership.

     The Limited Partners will not control the Partnership and must rely totally on the General Partner. The General Partner will make all management decisions for the Partnership. Management decisions include exercising powers granted to the Partnership by a Local Limited Partnership. Limited Partners have no right or power to take part in Partnership management.

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Units the right to:

     o    remove the General Partner and elect a replacement general partner,
     o    amend the Partnership Agreement,
     o    Terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Units opposed such action.

     Limitations on liability of the General Partner to the Partnership. The ability of Limited Partners to sue the General Partner and it affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and it affiliates to the Limited Partners. The General Partner and it affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and it affiliates than would be the case if such provisions were not included in the Partnership Agreement.

     Payment of fees to the General Partner and its affiliates reduces cash available for investment in Local Limited Partnerships. The General Partner and it affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in a low income housing Housing Complex would have a greater amount available for investment than an investor investing in low income housing through the Partnership.

     Associates and its affiliates are serving as the general partners of many other partnerships. Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership. These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership's capital in Local Limited Partnerships.

     The interests of Limited Partners may conflict with the interests of the General Partner and it affiliates. The General Partner and it affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and it affiliates receive substantial compensation from the Partnership.

Exit Strategy

The IRS Compliance Period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates were one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complex, and the tax consequences to the Limited Partners from the sale of the Housing Complex.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. To date, no Housing Complexes have been purchased by the Partnership.

Item 1B.  Unresolved Staff Comments

NOT APPLICABLE

Item 2.  Properties

None

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2006, there were 341 Limited Partners and there were no assignees of Units who were not admitted as Limited Partners.

(c) The Partnership is not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2006.

Item 5b. Use of Proceeds

The Partnership conducted an offering pursuant to a registration statement (Commission File No. 333-124115), which was declared effective on November 1, 2005. As of March 31, 2006, the Partnership had received subscriptions for 7,691 Units, for an aggregate amount of capital contributions of $7,690,985 net of dealer discounts of $15. At March 31, 2006, approximately $919,000 was paid and $47,000 remains payable to Associates or WNC Capital Corporation, the dealer-manager for the offering, for selling commissions, wholesaling activities and in reimbursement of other organization and offering expenses. As of March 31, 2006, $117,500 was receivable from promissory notes as elected by Limited Partners upon their subscription. Included therein are selling commissions of approximately $505,000 which were paid or are to be paid to non-affiliates. As of March 31, 2006, the following schedule details amounts paid or to be paid to affiliates and amounts paid or to be paid to others and/or available to invest in Local Limited Partnership Interests or Reserves.

                                                            Paid or to be
                                                               Paid to         Paid or to be
                                                              Affiliates       Paid to Others           Total
                                                            ---------------    ---------------     ---------------
Acquisition Fees through 3/31/2006                        $        538,000   $              -    $        538,000
Acquisition Costs through 3/31/2006                                154,000                  -             154,000
Reserves or cash available to be invested                                -          6,033,000           6,033,000
                                                            ---------------    ---------------     ---------------

Total                                                     $        692,000   $      6,033,000    $      6,725,000
                                                            ===============    ===============     ===============

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                            March 31,               March 31,
                                                                               2006                   2005
                                                                          ---------------     -----------------------
ASSETS
Cash and cash equivalent                                                $      5,247,602    $                  1,100
Amounts due from investors and interest receivable                               816,640                           -
Deferred acquisition fees and costs paid                                         692,190                           -
                                                                          ---------------     -----------------------
                                                                        $      6,756,432    $                  1,100
                                                                          ===============     =======================
LIABILITIES

Accrued fees and expenses due to
  General Partner and affiliates                                        $        120,215    $                      -
Due to Investors                                                                  27,500                           -
                                                                          ---------------     -----------------------
                                                                                 147,715                           -

PARTNERS' EQUITY                                                               6,608,717                       1,100
                                                                          ---------------     -----------------------
                                                                        $      6,756,432    $                  1,100
                                                                          ===============     =======================

Selected results of operations, cash flows, and other information for the Partnership are as follows:

                                                                                       For the period from
                                                                                     December 14, 2005 (date
                                                                                 operations commenced) to March
                                                                                            31, 2006
                                                                                ----------------------------------
Loss from operations                                                          $                           (74,338)
Equity in losses of limited partnerships                                                                        -
                                                                                ==================================
Net loss                                                                      $                           (74,338)
                                                                                ==================================
Net loss allocated to:
  General Partner                                                             $                               (74)
                                                                                ==================================
  Limited Partners                                                            $                           (74,264)
                                                                                ==================================
Net loss  per limited partner Unit                                            $                            (16.04)
                                                                                ==================================
Outstanding Weighted limit                                                                                  4,630
                                                                                ==================================
  Partner units

                                                                                              For the period from
                                                                                            December 14, 2005 (date
                                                                                         operations commenced) to March
                                                                                                    31, 2006
                                                                                       -----------------------------------
Net cash provided by (used in):
  Operating activities                                                               $                            (72,773)
  Investing activities                                                                                           (621,000)
  Financing activities                                                                                          5,940,275
                                                                                       -----------------------------------
Net change in cash and cash
  equivalents                                                                                                   5,246,502

Cash and cash equivalents,
  beginning of period                                                                                               1,100
                                                                                       -----------------------------------
Cash and cash equivalents, end
  of period                                                                          $                          5,247,602
                                                                                       ===================================

Low Income Housing Tax Credits per Unit were as follows for the year and period ended December 31:

                                                                   2005
                                                              ---------------
Federal                                                     $              -
State                                                                      -
                                                              ---------------
Total                                                       $              -
                                                              ===============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information this, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

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

Method of Accounting For Investments in Local Limited Partnerships

The Partnership will account for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership will adjust its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership will review the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments will be capitalized as part of the investment account and will be amortized over 30 years using the straight-line method.

"Equity in losses of limited partnerships" for each year ended March 31 will be recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

Distributions received from the Local Limited Partnerships will be accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero will be recognized as distribution income.

Income Taxes

No provision for income taxes will be recorded in the financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

Certain Risks and Uncertainties

See item 1A for a discussion of risks regarding the partnerships.

Financial Condition

The Partnership's assets at March 31, 2006 consisted primarily of $5,248,000 in cash and cash equivalents, $817,000 in amounts due from investors receivable, and deferred acquisition fees and costs paid of $692,000. Liabilities at March 31, 2006 consisted of $120,000 in accrued fees and expenses due to the General Partner and affiliates, and $27,500 due to investors. (See "Future Contractual Cash Obligations" below)

The Partnership's assets at March 31, 2005 consisted of $1,100 in cash and cash equivalents. Liabilities at March 31, 2005 were $0.

Results of Operations

The Partnership commenced operations on December 14, 2005. Therefore, there are no comparative results of operations or financial condition from prior periods to report. A loss of approximately, $74,000 from operations occurred of which $75,000 was organization costs. In addition, there were no Low-Income Housing Credits available for allocation to the partners, due to the fact that as of March 31, 2006 there were no investments in any Local Limited Partnerships.

Liquidity and Capital Resources

The Partnership had cash used in operating activities of approximately $(73,000) cash used in investing activities of approximately $(621,000) and cash provided by financing activities of approximately $5,940,000 for the period ended March 31, 2006.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2006, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

As of March 31, 2006, the Partnership has the following contractual cash obligations:

                                        Total           < 1 year       1-3 years       3-5 years      > 5 years
   Other Long Term Liabilities
   Accounts Payable and
     Accrued Expenses                 $         -     $        -           $    -     $    -         $     -
   Accrued fees and expenses
     Due to GP and affiliates             147,715         147,715               -          -               -
   Accrued selling  commissions Due
     to non-affiliates                          -              -                -          -               -
   Contributions payable to Local               -              -                -          -               -
     Limited Partnerships                 -------         --------         --------    --------      -------
                                      $   147,715     $   147,715          $    -     $    -         $     -
                                         ========        =========         ========     =======      =======

Off Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

See item 1 for information in this regard.

Impact of New Accounting Pronouncements

The Partnership adopted FASB Interpretation No. 46 - Revised, Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership will invest are considered VIEs. However, the Partnership will not consolidate its interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership will record the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations. (See "Method of Accounting for Investments in Local Limited Partnerships" above.)

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying Housing Complexes, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect due to the adoption of this statement.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NONE.

Item 8.  Financial Statements and Supplementary Data

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 13

     We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 13 (a California Limited Partnership) (a Development Stage Enterprise) (the "Partnership") as of March 31, 2006 and 2005, and the related statement of operations, partners' equity and cash flows for the period December 14, 2005 (date operations commenced) through March 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 13 (a California Limited Partnership) (a Development Stage Enterprise) as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the period December 14, 2005 (date operations commenced) through March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.




/s/ Reznick Group, P.C.
-----------------------

Bethesda, Maryland
June 16, 2006
Except for Notes 6 and 7, which are dated June 22, 2006

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                                March 31,                 March 31,
                                                                   2006                     2005
                                                            ------------------       --------------------
ASSETS
  Cash and cash equivalents                                 $       5,247,602      $               1,100
  Amounts due from dealers (Note 4)                                   816,640                          -
  Deferred acquisition fees and costs paid (Note 2 )                  692,190                          -
                                                            ------------------       --------------------
                                                            $       6,756,432      $               1,100
                                                            ==================       ====================
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Accrued fees and expenses due to General Partner
    and Affiliates (Note 2)                                 $         120,215      $                   -
  Due to Investors (Note 5)                                            27,500                          -
                                                            ------------------       --------------------
                                                                      147,715                          -
Commitments and contingencies (Note 6)                                      -                          -

Partners' equity (Notes 2 and 7)
   General partner                                                         26                        100
   Limited partners (25,000 units authorized, 7,691 and 0
     units issued and outstanding at March 31, 2006 and
     March 31, 2005, respectively)                                  6,608,691                      1,000
                                                            ------------------       --------------------
     Total partners' equity                                         6,608,717                      1,100
                                                            ------------------       --------------------
                                                            $       6,756,432      $               1,100
                                                            ==================       ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

          For The Period December 14, 2005 (Date Operations Commenced)
                             through March 31, 2006

                                                          For The Period December 14, 2005
                                                         (Date Operations Commenced) through
                                                                   March 31, 2006
                                                      -----------------------------------------
Interest income                                     $                                    2,227
                                                      -----------------------------------------
Operating expenses:
    Organization costs                                                                  75,000
    Accounting and legal fees                                                              500
    Other                                                                                1,065
                                                      -----------------------------------------
      Total operating expenses                                                          76,565
                                                      -----------------------------------------
Loss from operations                                                                   (74,338)

Net loss                                            $                                  (74,338)
                                                      =========================================
Net loss allocated to:
   General Partner                                  $                                      (74)
                                                      =========================================
   Limited Partners                                 $                                  (74,264)
                                                      =========================================
Net loss per limited partner unit                   $                                   (16.04)
                                                      =========================================
Outstanding weighted limited partner units                                               4,630
                                                      =========================================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Enterprise)

                          STATEMENT OF PARTNERS' EQUITY

          For The Period December 14, 2005 (Date Operations Commenced)
                             through March 31, 2006

                                                               General            Limited              Total
                                                               Partner            Partners
                                                            --------------     ---------------     ---------------
Contribution from General Partner and initial
   limited partner                                        $           100     $         1,000    $          1,100
                                                            --------------     ---------------     ---------------
Partners' equity at March 31, 2005                                    100               1,000               1,100

Sale of limited partnership units (net of discounts
   of $15)                                                              -           7,690,985           7,690,985

Sale of limited partnership units issued for
   promissory notes receivable (Note 4)                                 -            (117,500)           (117,500)

Offering expenses                                                       -            (891,530)           (891,530)

Net loss                                                              (74)            (74,264)            (74,338)
                                                            --------------      --------------     ---------------
Partners' equity at March 31, 2006                        $            26     $     6,608,691     $     6,608,717
                                                            ==============      ==============     ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

          For The Period December 14, 2005 (Date Operations Commenced)
                             through March 31, 2006

                                                                                        For The Period December 14,
                                                                                      2005 (Date Operations Commenced)
                                                                                                  through
                                                                                               March 31, 2006
                                                                                     -----------------------------------
Cash flows from operating activities:
     Net loss                                                                      $                            (74,338)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
     Change in Accrued fees and expenses due to General Partner and Affiliates                                    1,565
                                                                                     -----------------------------------
Net cash used in operating activities                                                                           (72,773)
                                                                                     -----------------------------------
Cash flows used in investing activities:
   Deferred acquisition costs and fees paid                                                                    (621,000)
                                                                                     -----------------------------------
Cash flows from financing activities:
   Due to Investors                                                                                             27,500
   Sales of limited partner units, net of contribution
        receivable and subscriptions receivable                                                               6,756,860
   Offering expenses paid                                                                                      (844,085)
                                                                                     -----------------------------------
Net cash provided by financing activities                                                                     5,940,275
                                                                                     -----------------------------------
Net increase in cash and cash equivalents                                                                     5,246,502

Cash and cash equivalents, beginning of period                                                                    1,100
                                                                                     -----------------------------------
Cash and cash equivalents, end of period                                           $                          5,247,602
                                                                                     ===================================
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Taxes paid                                                                      $                                800
                                                                                     ===================================
SIGNIFICANT NONCASH INVESTING ACTIVITES
   Prepaid  acquisition fees and expenses included within due to general partner
     and affiliates                                                                $                             71,190
                                                                                     ===================================
SIGNIFICANT NONCASH FINANCING ACTIVITES

   Offering expenses included within due to general partners and affiliates        $                             47,460
                                                                                     ===================================

   Amounts due from investors for unpaid subscriptions                             $                            816,640
                                                                                     ===================================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

          For The Period December 14, 2005 (Date Operations Commenced)
                             through March 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------
Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 13, a California Limited Partnership (the "Partnership") (a Development Stage Enterprise), was formed on February 7, 2005 under the laws of the State of California, and commenced operations on December 14, 2005. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are e"igible for Low Income Housing Tax Credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner of the Partnership is WNC National Partners, LLC (the "General Partner".) The general partner of the General Partner is WNC & Associates, Inc. ("Associates"). The chairman and the president of Associates own substantially all of the outstanding stock of Associates. The initial limited partner is an affiliate of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership and General Partner have no employees of their own.

The Partnership shall continue in full force and effect until December 31, 2070, unless terminated prior to that date, pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes of the partners.

The Partnership agreement authorizes the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2006, subscriptions for 7,691 Units had been accepted by the Partnership. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Holders of Units are referred to herein as "Limited Partners." The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

After the Limited Partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 3) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

A Development - Stage Enterprise
--------------------------------
The  Partnership  is  a  development  -  stage  enterprise,   whereby  they  are
establishing as a new business and planned principal operations have not commenced. Further, the Partnership will initially be devoting most of its efforts to the activities of raising capital.

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2006, the Partnership maintained cash equivalents in the amount of $5 million which was invested in a repurchased overnight investment account.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Enterprise)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

          For The Period December 14, 2005 (Date Operations Commenced)
                             through March 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------
Risks and Uncertainties
-----------------------

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

The Low Income Housing Tax Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

          For The Period December 14, 2005 (Date Operations Commenced)
                             through March 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------
Exit Strategy
-------------

The IRS Compliance Period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates were one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complex, and the tax consequences to the Limited Partners from the sale of the Housing Complex.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. To date, no Housing Complexes have been purchased by the Partnership.

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership will account for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership will review the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized on the straight line method over 30 years.

"Equity in losses of limited partnerships" for each year ended March 31 will be recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

Distributions received from the Local Limited Partnerships will be accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero will be recognized as distribution income.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Enterprise)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

          For The Period December 14, 2005 (Date Operations Commenced)
                             through March 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------
Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Concentration of Credit Risk
----------------------------
At March 31, 2006, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

Income Taxes
------------
No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and/or benefits for income tax purposes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

New Accounting Pronouncements
-----------------------------
The Partnership adopted FASB Interpretation No. 46 - Revised, Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership will invest are considered VIEs. However, the Partnership will not consolidate its interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership will record the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognize its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Enterprise)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

          For The Period December 14, 2005 (Date Operations Commenced)
                             through March 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect due to the adoption of this statement.

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. For the period ended March 31, 2006, the Partnership incurred acquisition fees of $538,370 which are included in deferred acquisition fees and costs paid.

     A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. For the period ended March 31, 2006, the Partnership incurred acquisition costs of $153,820, all of which are included in deferred acquisition fees and costs paid.

     Selling commissions of 7% of the net proceeds from the sale of the Units of the payable to WNC Capital Corp. advanced by the General Partner or affiliates on behalf of the Partnership. For the period ended March 31, 2006 the Partnership incurred and paid selling commissions of $505,070.

     A non-accountable organization and offering and underwriting expense reimbursement, collectively equal to 4% of the gross proceeds from the sale of the Units and a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. For the period ended March 31, 2006, the Partnership incurred non-accountable organization and offering and underwriting expense reimbursement costs collectively totaling $307,640 and dealer manager fees totaling $153,820. All other organizational and offering expenses, inclusive of the non-accountable organization and offering and underwriting expense reimbursement, and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units.

     An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes) of the Local Limited Partnerships. No Asset Management fees have been incurred during the period ended March 31, 2006.

     The Partnership will reimburse the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. There were no operating expense reimbursements for the period ended March 31, 2006.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Enterprise)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

          For The Period December 14, 2005 (Date Operations Commenced)
                             through March 31, 2006

NOTE 2 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------
     A subordinated disposition fee will be paid in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred during the period ended March 31, 2006.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                              March 31, 2006
                                                                            ------------------
Acquisition fees payable                                                   $           55,370
Acquisition expenses payable                                                           15,820
Organizational and offering costs payable                                              47,460
Reimbursements for expenses paid by the General Partner or an affiliate                 1,565
                                                                            ------------------
                                                                           $          120,215
                                                                            ==================

NOTE 3 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------
The  following is a summary of the rounded  quarterly  operations  for the years ended March 31, 2006:
                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
Income                                $              -    $              -   $              -    $          2,000

Operating expenses                                   -                   -            (35,000)            (41,000)

Equity in losses of Local Limited
     Partnerships                                    -                   -                  -                   -

Net loss                                             -                   -            (35,000)            (39,000)

Net Loss available to limited
     partners                                        -                   -            (35,000)            (39,000)

Net Loss per weighted average
     limited partnership unit                        -                   -                (12)                 (9)

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Enterprise)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

          For The Period December 14, 2005 (Date Operations Commenced)
                             through March 31, 2006

NOTE 4 - AMOUNTS DUE FROM DEALERS AND NOTES RECEIVABLE
------------------------------------------------------
Limited partners who subscribed for twenty or more units of limited partnership interest ($20,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than nine months after the subscription date. As of March 31, 2006, the Partnership had received subscriptions for 7,691 units which included amounts due from dealers totaling $816,000 and promissory notes of $117,500, of which all receivable amounts due from the dealers were collected subsequent to March 31, 2006 and prior to the issuance of these financial statements.

NOTE 5 - DUE TO INVESTORS
-------------------------
The Partnership was overpaid subscriptions by the amount of $27,500. These overpayments were refunded to the investors subsequent to March 31, 2006.

NOTE 6 - COMMITMENTS AND CONTINGINCIES
--------------------------------------
From April 1, 2006 to June 22, 2006, the Partnership acquired three Local Limited Partnership interests which required total capital contributions of approximately $1,892,000. Of this amount, approximately $614,000 has been contributed to WNC Holding, LLC., an affiliate of the fund, who is a temporary special limited partner for the properties until the permanent Local Limited Partner is identified and established as the long-term Local Limited Partner.

NOTE 7 - SUBSEQUENT EVENT
-------------------------
From April 1, 2006 to June 22, 2006, the Partnership received subscriptions for an additional 4,805 units, an equity of $4,802,340, net of $2,660 discounts, of which it has received $4,678,840 in cash, $123,500 in notes receivable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

Item 9A. Controls and Procedures

     (a) Associates, on behalf of the Partnership, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Partnership's management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Associates recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Associates necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     (b) Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, the persons performing functions similar to that of a principal executive officer and principal financial officer for the partnerships believe that the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.


Item 9B. Other Information

NOT APPLICABLE

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors,  (b) Identification of Executive Officers, (c)
     ---------------------------------------------------------------------------
     Identification of Certain Significant Employees,  (d) Family Relationships,
     ---------------------------------------------------------------------------
     and (e) Business Experience
     ---------------------------

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the directors of Associates, and for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

Wilfred N. Cooper, Sr.         Chairman
Wilfred N. Cooper, Jr.         President and Chief Executive Officer
David N. Shafer, Esq.          Executive Vice President
Michael J. Gaber               Executive Vice President
Sylvester P. Garban            Senior Vice President - Institutional Investments
Thomas J. Riha, CPA            Senior Vice President - Chief Financial Officer
Thomas J. Hollingsworth        Vice President - Asset Management
Gregory S. Hand                Vice President - Acquisitions
Melanie R. Wenk                Vice President - Portfolio Management
Thomas H. Mason                Director of Construction
J. Brad Hurlbut                Director of Syndications
Elizabeth Selby                Director of Development

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay Cooper.

Wilfred N. Cooper, Sr., age 75, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 42, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly
                                   ---------------------------     -------------
Report,  a  Steering  Member  of  the  Housing  Credit  Group  of  the  National
------
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International, a global network of business and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 53, is an Executive Vice President, a Director and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 39, is an Executive Vice President - oversees the Originations, Acquisitions and Real Estate Development Departments, and is a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and a Vice President of WNC Management, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester  P.  Garban,   age  59,  is  Senior  Vice  President  -  Institutional
Investments of Associates and a registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice
President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 50, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and Management Company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, CPA, age 54, is Vice President - Asset Management of WNC & Associates, Inc. and oversees WNC's asset management group. Mr.
Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 42, is Vice President - Acquisitions and a member of the Commercial Real Estate Group of Associates. He is responsible for the oversight of property underwriting. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining Associates in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, CPA, age 37, is Vice President of Portfolio Management of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds. Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

Thomas H. Mason, CPM, age 49, is Director of Construction and a member of the Commercial Real Estate Group of Associates and is responsible for overseeing Associates' construction management department. He has 20 years of experience in the real estate and banking industries and holds a Certified Property Manager designation from the Institute of Real Estate Management. Prior to joining Associates in 1999, Mr. Mason was responsible for managing assets in the western-states region for a national owner/operating company of commercial real estate. Prior to that, he served with the FDIC as a senior real estate specialist. Mr. Mason graduated from the University of California, Santa Cruz with a Bachelor of Arts degree, and also holds a Master of Business Administration degree in finance and marketing from the University of California, Irvine, Graduate School of Management.

J. Brad Hurlbut, age 46, is Director of Syndications and a member of the Commercial Real Estate Group of Associates. He is responsible for the financial structuring of Associates' institutional funds. Mr. Hurlbut has 20 years of experience in real estate investment and development. Prior to joining Associates in 2000, he served as corporate controller for Great Western Hotels Corporation. Mr. Hurlbut has been an enrolled agent licensed to practice before the IRS since 1984. He graduated from the University of Redlands in 1981 with a Bachelor of Science degree in business management and from California State University, Fullerton in 1985 with a Master of Science degree in taxation.

Elizabeth Selby, age 31, is Director of Development of Associates. Ms. Selby has been involved in real estate acquisition, development and valuation activities since 1998 and has been associated with Associates since 2003. Prior to joining Associates, she was involved in the development of affordable multi-family housing in New York City with BFC Construction. Ms. Selby graduated from the University of California, Berkeley in 1995 with a Bachelor of Arts degree and from the University of Southern California in 2001 with a Master of Real Estate Development degree.

Kay L. Cooper, age 68, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)       Involvement in Certain Legal Proceedings
          ----------------------------------------
          Two local limited partnerships invested in by other Associates-sponsored public limited partnerships were unable to meet their obligations as they became due, and each has filed a voluntary petition in bankruptcy. The local general partner of one of them is not affiliated with Associates. The original unaffiliated local general partner of the other was removed and replaced with a general partner wholly-owned by two of the executive officers of WNC identified above.

(g)      Promoters and Control Persons
         -----------------------------
         Inapplicable.

(h)      Audit Committee  Financial Expert, and (i)  Identification of the Audit
         -----------------------------------------------------------------------
         Committee
         ---------
         Neither the partnership nor Associates has an audit committee.

(j)      Changes to Nominating Procedures
         --------------------------------
         Inapplicable.

(k)      Compliance With Section 16(a) of the Exchange Act
         -------------------------------------------------
         None.

(l)      Code of Ethics
         --------------
         Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such request should be directed to: Investor Services at (714) 662-5565 extension 187.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. A non-accountable organization and offering expense reimbursement equal to 3% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, non-accountable underwriting expense equal to 1% of the gross proceeds from the sale of the Units and reimbursement for retail selling commissions equal to 7% of the gross proceeds from the sale of the Units advanced by the General Partner or affiliates on behalf of the Partnership. This reimbursement plus all other organizational and offering expenses, inclusive of the non-accountable organization and offering expense reimbursement, and the dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units.

As of March 31, 2006, the following organization and offering expenses were paid or accrued to affiliates of the General Partner as follows:

                           Description                        Affiliate                              Amount
                           -----------                        ---------                          ----------------
                           Non-accountable O & O              WNC & Associates, Inc.             $      230,730
                           Non-accountable O & O              WNC Capital Corp.                          76,910
                           Dealer Manager Fee                 WNC Capital Corp.                         153,820
                           Sales Commissions                  WNC Capital Corp.                         505,070
                                                                                                 ---------------
                              Total
                                                                                                 $      966,530
                                                                                                 ===============

     (b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's offering ("Gross Proceeds"). As of March 31, 2006 the aggregate amount of acquisition fees paid or accrued was approximately $538,370.

     (c) Acquisition Expense. The Partnership reimbursed the General Partner for acquisition expenses, on a non-accountable basis, in an amount equal to 2% of the Gross Proceeds, pursuant to the terms of the partnership agreement. As of March 31, 2006, the aggregate amount of acquisition fees paid or accrued was approximately $153,820.

     (d) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. There were no fees incurred for the period ended March 31, 2006.

     (e) Operating Expenses. The Partnership did not reimburse the General Partner or its affiliates for operating expenses for the period ended March 31, 2006.

     (f) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price maybe received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low-Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 11% through December 31, 2010, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been incurred.

     (g) Interest in Partnership. The General Partner will receive 0.1% of the Low Income Housing Tax Credits. No Low Income Housing Tax Credits were allocated for the period ended December 31, 2005. The General Partners is also entitled to receive a percentage of gain and loss allocations and of cash distributions. There were no distributions of cash owed to the General Partner during the period December 14, 2005 (date operations commenced) through March 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     (a)  Securities Authorized for Issuance Under Equity Compensation Plans
          ------------------------------------------------------------------
          Inapplicable.

     (b)  Security Ownership of Certain Beneficial Owners
          -----------------------------------------------
          No person is known to own beneficially in excess of 5% of the outstanding Units.

     (c)  Security Ownership of Management
          --------------------------------
          Neither the General Partner, Associates, their affiliates, nor any of the officers or directors of the General Partner, Associates or its affiliates own directly or beneficially any Units in the Partnership.

     (d)  Changes in Control
          ------------------
          The management and control of the General Partner and of Associates and their affiliates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

          First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.

Item 13.  Certain Relationships and Related Transactions

The General Partners manage all of the Partnership's affairs. The transactions with the General Partners are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the year ended March 31:

                                             2006
                                        ---------------
Audit Fees                            $              -
Audit-related Fees                                   -
Tax Fees                                             -
All Other Fees                                       -
                                        ---------------
TOTAL                                 $              -
                                        ===============

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)    List of Financial statements included in Part II hereof:
          -------------------------------------------------------

          Report of Independent Registered Public Accounting Firm
          Balance Sheets, March 31, 2006 and March 23, 2005
          Statement of  Operations  for the  period  December  14,  2005,  (Date
               Operations Commenced) through March 31, 2006
          Statement of Partners'  Equity for the period  December 14, 2004 (Date
               Operations Commenced) through March 31, 2006
          Statement of Cash  Flows  for  the  period  December  14,  2004  (Date
               Operations Commenced) through March 31, 2006
          Notes to Financial Statements

(a)(2)    List of Financial statement schedules:
          --------------------------------------
          NONE

 (a)(3)   Exhibits.
          ---------
          31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

          31.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

          32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

          32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

By:  WNC National Partners, LLC
     General Partner

By:  WNC & Associates, Inc.,
     General Partner




By:  /s/ Wilfred N. Cooper, Jr.
     --------------------------
     Wilfred N. Cooper, Jr.,
     President of WNC & Associates, Inc.

Date: July 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By: /s/ Wilfred N. Cooper, Jr.
    --------------------------
    Wilfred N. Cooper, Jr.,
    Chief Executive Officer, President and Director of WNC & Associates, Inc. (chief executive officer)

Date: July 14, 2006




By: /s/ Thomas J. Riha
    ------------------
    Thomas J. Riha,
    Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (chief financial officer and principal accounting officer)

Date: July 14, 2006




By: /s/ Wilfred N. Cooper, Sr.
    --------------------------
    Wilfred N. Cooper, Sr.,
    Chairman of the Board of WNC & Associates, Inc.

Date: July 14, 2006




By: /s/ David N. Shafer
    -------------------
    David N Shafer,
    Director of WNC & Associates, Inc.

Date: July 14, 2006