Form 10-Q
period 2006-06-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2006-08-21
CIK 1321228

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2006

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
Yes    X       No
   ------------  ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes         No     X
   ---------  ---------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 14

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                               INDEX TO FORM 10-Q

                            For the Quarterly Period
                               Ended June 30, 2006

WNC Housing Tax Credit Fund VI, L.P., Series 14 ("Series 14") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 14.

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
        June 30, 2006 and March 31, 2006.......................................3

     Statement of Operations
        For the Quarterly Period Ended June 30, 2006...........................4

     Statement of Partners' Equity
        For the Quarterly Period Ended June 30, 2006...........................5

     Statement of Cash Flows
        For the Quarterly Period Ended June 30, 2006  .........................6

     Notes to Financial Statements.............................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risks.....18

     Item 4.  Controls and Procedures  .......................................18

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................19

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....19

     Item 3.  Defaults Upon Senior Securities.................................20

     Item 4.  Submission of Matters to a Vote of Security Holders.............20

     Item 5.  Other Information...............................................20

     Item 6.  Exhibits........................................................20

     Signatures...............................................................21

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                                 BALANCE SHEETS

                                                              June 30, 2006              March 31, 2006
                                                        -------------------------   -------------------------
                                                               (unaudited)
ASSETS
Cash and cash equivalents                              $               9,194,786   $               5,247,602
Investment in Local Limited Partnerships (Note 2)                      2,104,486                           -
Amounts due from dealers (Note 5)                                      1,101,406                     816,640
Deferred acquisition fees and costs paid                               1,027,531                     692,190
                                                         ------------------------    ------------------------
                                                       $              13,428,209   $               6,756,432
                                                         ========================    ========================
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Accrued fees and expenses due to General Partner
   and affiliates (Note 3)                             $                 173,151   $                 120,215
Due to Investors                                                               -                      27,500
Payables to Local Limited Partnerships (Note 4)                        1,278,275                           -
                                                         ------------------------    ------------------------
                                                                       1,451,426                     147,715
Commitments and contingencies

Partners' Equity
   General Partner                                                            63                          26
   Limited Partners (25,000 Units authorized,
    13,940 and 7,691 units issued and outstanding
    at June 30, 2006 and March 31, 2006,
    respectively)                                                     11,976,720                   6,608,691
                                                         ------------------------    ------------------------
    Total Partners' Equity                                            11,976,783                   6,608,717
                                                         ------------------------    ------------------------
                                                       $              13,428,209   $               6,756,432
                                                         ========================    ========================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                             STATEMENT OF OPERATIONS

                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

                                                                For the Quarter Ended June 30,
                                                                             2006
                                                                --------------------------------
Interest income                                               $                          58,166
                                                                --------------------------------
Operating expenses:
   Amortization                                                                             517
   Asset management fees                                                                  2,140
   Asset management expenses                                                              2,740
   Legal and accounting                                                                     234
   Other                                                                                    122
                                                                --------------------------------
    Total operating expenses                                                              5,753
                                                                --------------------------------
Income from operations                                                                   52,413

Equity in losses from Local Limited Partnerships                                        (15,342)
                                                                --------------------------------
Net income                                                    $                          37,071
                                                                ================================
Net income allocated to:
  General Partner                                             $                              37
                                                                ================================
  Limited Partners                                            $                          37,034
                                                                ================================
Net income per limited partnership unit                       $                            5.30
                                                                ================================
Outstanding weighted limited
  partner units                                                                           6,989
                                                                ================================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity at March 31, 2006                   $              26    $        6,608,691    $         6,608,717

Sales of Limited Partnership units, net of
     discounts of $2,660                                             -             6,246,340              6,246,340

Sales of Limited Partnership units issued for
  promissory notes receivable (Note 5)                               -              (173,500)              (173,500)

Offering expenses                                                    -              (741,845)              (741,845)

Net income                                                          37                37,034                 37,071
                                                       ---------------      ----------------      ------------------
Partners' equity at June 30, 2006                    $              63    $       11,976,720    $        11,976,783
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                             STATEMENT OF CASH FLOWS

                  For the Quarterly Period Ended June 30, 2006
                                   (Unaudited)

    Cash flows from operating activities:
      Net income                                                               $               37,071
       Adjustments to reconcile net income to net
         Cash provided in operating activities:
        Equity in losses of Local Limited Partnerships                                         15,342
        Amortization                                                                              517
        Change in accrued fees and expenses
         due to General Partner and affiliates                                                  5,236
                                                                                 --------------------
          Net cash provided by operating activities                                            58,166
                                                                                 --------------------
    Cash flows from investing activities:
            Investments in Local Limited Partnerships, net                                   (613,962)
            Acquisition costs and fees                                                       (228,108)
            Deferred acquisition fees and costs paid                                         (306,721)
                                                                                 --------------------
              Net cash used in investing activities                                        (1,148,791)
                                                                                 --------------------
    Cash flows from financing activities:
            Due to Investors                                                                  (27,500)
            Sales of limited partner units, net of
             contributions receivable and subscriptions receivable
                                                                                            5,788,074
            Offering expenses                                                                (722,765)
                                                                                 --------------------
                 Net cash provided by financing activities                                  5,037,809
                                                                                 --------------------
    Net increase in cash and cash equivalents                                               3,947,184

    Cash and cash equivalents, beginning of period                                          5,247,602
                                                                                 --------------------
    Cash and cash equivalents, end of period                                   $            9,194,786
                                                                                 ====================
    SIGNIFICANT NONCASH FINANCING ACTIVITIES

    Prepaid acquisition fees and costs included within due
      to general partners and affiliates                                       $               28,620
                                                                                 ====================
    Increase in amounts due from dealers for
      Limited Partnership subscription sales                                   $              284,766
                                                                                 ====================
    Offering expenses included within due to general partners
      and affiliates                                                           $               19,080
                                                                                 ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------
General
-------
The information contained in the following notes to the balance sheet is condensed from that which would appear in the annual financial statements; accordingly, the balance sheet included herein should be reviewed in conjunction with the March 31, 2006 audited financial statements. In the opinion of the General Partner, the accompanying unaudited balance sheet contains all adjustments necessary to present fairly the financial position as of June 30, 2006.

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

Pursuant to the prospectus of the Partnership dated November 1, 2005, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Holders of Units are referred to herein as "Limited Partners." As of June 30, 2006, subscriptions for 13,940 units have been accepted by the partnership. The Partnership is required to receive a minimum offering amount of $1,400,000 to break escrow and effective December 14, 2005 the minimum amount was received.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

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

Risks and Uncertainties
-----------------------

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:
                                       8

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------
Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership and includes such reduction in equity in loss of limited partnerships. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (Notes 2 and 3).

Equity in losses/gain of limited partnerships for the period ended June 30, 2006 will be recorded by the Partnership based on three months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period will be based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In instances where acquisitions of limited partnership interest are acquired during the year, equity in losses/gain of these limited partnerships have been based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses/gains from the Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

manager fees) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital. Organization costs are expensed as incurred by the Partnership.

Concentration of Credit Risk
----------------------------
At June 30, 2006, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2006, the Partnership had $8,800,000 in an open repurchase account.

Net Income (Loss) Per Limited Partner Unit
------------------------------------------
Net income (loss) per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income (loss) per unit includes no dilution and is computed by dividing income
(loss) available to Limited Partners by the weighted average number of units outstanding during the period. Calculation of diluted net income (loss) per unit is not required.

Income Taxes
------------
No provision for income taxes has been recorded in the financial statements as any liabilities and/or benefits for income taxes flows to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes the Partnership reports on a calendar year basis.

Accounting Pronouncements
-------------------------
The Partnership adopted FASB Interpretation No. 46 - Revised ("FIN46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Based on the guidance of FIN 46R, the Local Limited Partnerships in which the Partnership invests in meet the definition of a VIE. However, management does not consolidate our interests in these VIE's under FIN46R, as it are not considered the primary beneficiary. The Partnership currently records the amount of the investment in these partnerships as an asset in the balance sheets, recognizes its share of partnership income or losses in the statement of operations, and disclose how we account for material types of these investments in the financial statements.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of June 30, 2006, the Partnership acquired limited partnership interests in three Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 102 apartment units. As of June 30, 2006, all three Housing Complexes are operating with rehabilitation occurring around the existing tenants. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2006, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                                       June 30, 2006       March 31, 2006
                                                                       ---------------    -----------------
Investments in Local Limited Partnerships, beginning of period       $             -    $               -
Capital contributions paid, net                                               613,962                   -
Capital contributions payable                                               1,278,275                   -
Capitalized acquisition fees and costs                                        228,108                   -
Equity in losses of Local Limited Partnerships                                (15,342)
Amortization of capitalized acquisition fees and costs                           (517)                  -
                                                                       ---------------    -----------------
Investments in Local Limited Partnerships, end of period             $      2,104,486   $               -
                                                                       ===============    =================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS -continues
-------------------------------------------------------

Selected financial information for the three months ended June 30, 2006 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2006
                                                                ---------------------
               Revenues                                       $              69,000
                                                                ---------------------
               Expenses
                 Interest expense                                            20,000
                 Depreciation & amortization                                 15,000
                 Operating expenses                                          49,000
                                                                ---------------------
                   Total expenses                                            84,000
                                                                ---------------------
               Net loss                                       $             (15,000)
                                                                =====================
               Net loss allocable to the Partnership          $             (15,000)
                                                                =====================
               Net loss recorded by the Partnership           $             (15,000)
                                                                =====================

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss of future and recapture of prior Low Income Housing Tax Credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2006 and March 31, 2006, the Partnership incurred acquisition fees of $975,800 and $538,370, respectively. As of June 30, 2006 and March 31, 2006, $799,191 and $538,370
     are included in prepaid acquisition fees and costs and $176,609 and $0 respectively, are included in investment in local limited partnerships. Accumulated amortization of these capitalized costs was $399 and $0, as of June 30, 2006 and March 31, 2006, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     Acquisition costs of 2% of the gross proceeds from the sale of Units as a non-accountable expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of June 30, 2006 and March 31, 2006, the Partnership incurred acquisition costs of $278,800 and $153,820, respectively. As of June 30, 2006 and March 31, 2006, $228,340 and $153,820
     were included in prepaid acquisition fees and costs and $50,460 and $0 respectively, were included in investment in local limited partnerships. Accumulated amortization of these capitalized and costs was $113 and $0 as of June 30, 2006 and March 31, 2006, respectively.

     Selling commissions of 7% of the net proceeds from the sale of the Units of the payable to WNC Capital Corp. advanced by the General Partner or affiliates on behalf of the Partnership. As of June 30, 2006 and March 31, 2006, the Partnership incurred selling commissions of $871,975 and $505,070, respectively.

     A non-accountable organization and offering and underwriting expense reimbursement, collectively equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. As of June 30, 2006 and March 31, 2006, the Partnership incurred non-accountable organization and offering and underwriting expense reimbursement costs totaling $557,600 and $307,640, respectively, and dealer manager fees totaling $278,800 and $153,820, respectively. All other organizational and offering expenses, inclusive of the non-accountable organization and offering and underwriting expense reimbursement, and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units.

     An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes) of the Local Limited Partnerships. Management fees of $2,140 were incurred in the three months ended June 30, 2006, of which none were paid.

     The Partnership will reimburse the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 for the period ended June 30, 2006.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred during the period ended June 30, 2006

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                                June 30, 2006       March 31, 2006
                                                                               ----------------   ------------------
Acquisition fees payable                                                  $             77,630   $          55,370
Acquisition expenses payable                                                            22,180              15,820
Organizational and offering costs payable                                               66,540              47,460
Asset management fee payable                                                             2,140                   -
Reimbursements for expenses paid by the General Partner or an affiliate                  4,661               1,565
                                                                               ----------------   -----------------
                                                                          $            173,151   $         120,215
                                                                               ================   =================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $1,278,275 and $0 at June 30, 2006 and March 31, 2006, respectively, represents amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - AMOUNTS DUE FROM DEALERS AND NOTES RECEIVABLE
------------------------------------------------------

Limited partners who subscribed for twenty or more units of limited partnership interest ($20,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than nine months after the subscription date. As of June 30, 2006, the Partnership had received subscriptions for 13,940 units which included amounts due from dealers totaling $1,099,000 and promissory notes of $291,000, of which all receivable amounts due from the dealers were collected subsequent to June 30, 2006 and prior to the issuance of these financial statements.

NOTE 6 - SUBSEQUENT EVENT
-------------------------

From July 1, 2006 to August 9, 2006, the Partnership received subscriptions for an additional 2,503 units, in equity of $2,500,900, net of $2,100 discounts, of which it has received $2,427,400 in cash, $73,500 in notes receivable.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership and includes such reduction in equity in loss of limited partnerships. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (Notes 2 and 3).

Equity in losses/gain of limited partnerships for the period ended June 30, 2006 will be recorded by the Partnership based on three months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period will be based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In instances where acquisitions of limited partnership interest are acquired during the year, equity in losses/gain of these limited partnerships have been based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses/gains from the Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Financial Condition

The Partnership's assets at June 30, 2006 consisted primarily of $9,195,000 in cash and cash equivalents, $1,101,000 in due from investors receivable, prepaid acquisition fees and costs of $1,028,000, and aggregate investments in three Local Limited Partnerships of $2,104,000. Liabilities at June 30, 2006 primarily consisted of $1,278,000 in capital contributions due to local limited partnerships and $173,000 in accrued fees, accrued annual asset management fees and reimbursements for expenses paid by the General Partner and/or its affiliates.

WNC Housing Tax Credit Fund VI, L.P., Series 14 ("Series 14") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 14.

Results of Operations

The Partnership commenced operations on December 14, 2005 and as such had no operations to report for June 30, 2005. As a result, there are no comparative results of operations or financial condition from prior periods to report.

The Partnership's net income for the period ended June 30, 2006 was $37,000. Net income is primarily due to income from operations of $52,000 offset by $(15,000) of equity in losses from Local Limited Partnerships. The income from operation was primarily due to $58,000 of interest income offset by operating expenses of $(6,000), including $(3,000) in asset management expenses, $(2,000) in asset management fees and $(1,000) in amortization and other operating expenses.

WNC Housing Tax Credit Fund VI, L.P., Series 14 ("Series 14") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 14.

Cash Flows

Net increase in cash during the period ended June 30, 2006 was $3,947,000. Net cash provided by operating activities was $58,000. Net cash flows provided by financing activities of $5,038,000 during the period ended June 30, 2006, consisted of net sales of limited partnership units of $5,962,000 net of subscriptions receivable of $(285,000) less offering expenses paid of $(896,000) and payments of due to investors of $(28,000). Net cash flows used in investing activities for the period ended June 30, 2006 was $(1,149,000), consisted of $(614,000) for investment in local limited partnerships, $(228,000) for acquisition fees and costs, $(307,000) for prepaid acquisition fees and costs.

WNC Housing Tax Credit Fund VI, L.P., Series 14 ("Series 14") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 14.

Liquidity

The Partnership's primary source of funds is the proceeds of its Offering. Other sources of liquidity will include (i) interest earned on capital contributions held pending investment and on working capital and (ii) cash distributions from operations of the Local Limited Partnerships in which the Partnership has and will invest. The Partnership does not anticipate significant cash distributions from operations of the Local Limited Partnerships.

Capital Resources

The Partnership offered Limited Partnership Units in a Public Offering declared effective by the Securities and Exchange Commission on November 1, 2005 and commenced operations on December 14, 2005. As of June 30, 2006 the Partnership received subscription for $13,940,000 from Limited Partners representing 13,940 Units. Of the $13,940,000 of subscriptions sold, $1,099,000, which is included in Amounts due from dealers at June 30, 2006, was paid by the Limited Partners to an escrow account and was swept to the Partnership's bank account subsequent to June 30, 2006.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)-(e)    NONE

(f)      Use of Proceeds

         (1) The effective date of the Securities Act registration statement is November 1, 2005 for WNC Housing Tax Credit Fund VI, L.P., Series 13 and Series 14.

         (2) WNC Housing Tax Credit Fund VI, L.P., Series 13 commenced its offering on November 1, 2005. As of June 30, 2006 WNC Housing Tax Credit Fund VI, L.P., Series 14 had not commenced its offering.

(3)      Inapplicable

(4)      (i)      Neither offering has yet terminated.

         (ii)     The    dealer   manager  for  each  offering  is  WNC  Capital
                  Corporation, an affiliate of the general partner.

         (iii) The title of the class of securities registered by each Series is Units of Limited Partnership Interest.

         (iv) WNC Housing Tax Credit Fund VI L.P., Series 13 registered 25,000 Units at an aggregate price of $25,000,000. As of June 30, 2006, 13,940 Units were sold aggregating $13,937,325 net of discount of $2,675. WNC Housing Tax Credit Fund VI, L.P., Series 14 registered 25,000 Units at an aggregate price of $25,000,000. As of June 30, 2006, no Units had been sold as the offering had not commenced as of that date.

         (v) As of June 30, 2006 WNC Housing Tax Credit Fund VI, L.P., Series 13 has incurred $871,975 for retail selling commissions to unaffiliated persons, dealer manager fees to the dealer manager of $278,800, a non-accountable organization and offering expense of $139,400 to the dealer manager, and a $418,200 for non-accountable organization and offering cost to WNC & Associates. WNC Housing Tax Credit Fund VI, L.P., Series 14 has incurred no expenses as of June 30, 2006.

         (vi) The net offering proceeds to Series 13 after all expenses as stated above in (f) (4) (v) totals $12,228,950. WNC Housing Tax Credit Fund VI, L.P., Series 14 has no offering proceeds as of June 30, 2006.

         (vii)

               (A) An acquisition expense allowance in the amount of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred was paid or accrued to the General Partner in the amount of $278,800 as of June 30, 2006. Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships incurred was paid or accrued to the General Partner in the amount of $975,800 as of June 30, 2006.

                    Series 14: Inapplicable

               (B) Of the net proceeds of $10,974,350 after payment of the foregoing, $10,455,000 has been committed to acquire Local Limited Partnership Interests (including amounts to be paid for interest on warehouse financing), and $519,350 is held in reserves.

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

Date:  August 21, 2006




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  August 21, 2006