Form 10-Q
period 2006-09-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2006-11-15
CIK 1321228

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

             For the transition period from         to
                                           ---------- ----------

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
Yes   X  No
   ------  -------
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes      No   X
  -------  ------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 14

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                               INDEX TO FORM 10-Q

                            For the Quarterly Period
                            Ended September 30, 2006

WNC Housing Tax Credit Fund VI, L.P., Series 14 ("Series 14") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 14.

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
           September 30, 2006 and March 31, 2006...............................3

     Statement of Operations
           For the Three Months and Six Months Ended September 30, 2006........4

     Statement of Partners' Equity
           For the Six Months Ended September 30, 2006.........................5

     Statement of Cash Flows
           For the Six Months Ended September 30, 2006.........................6

     Notes to Financial Statements.............................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................16

     Item 3.  Quantitative and Qualitative Disclosures Above Market Risks.....18

     Item 4.  Controls and Procedures.........................................18

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................19

     Item 2.  Unregistered Sales of Equity  Securities and Use of Proceeds....19

     Item 3.  Defaults Upon Senior Securities.................................20

     Item 4.  Submission of Matters to a Vote of Security Holders.............20

     Item 5.  Other Information...............................................20

     Item 6.  Exhibits and Reports on Form 8-K................................20

     Signatures...............................................................21

     Certifications........................................................22-24

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                                 BALANCE SHEETS

                                                           September 30, 2006            March 31, 2006
                                                         -----------------------     -----------------------
                                                               (unaudited)
ASSETS
Cash and cash equivalents                              $              12,067,044   $               5,247,602
Investment in Local Limited Partnerships (Note 2)                      8,750,613                           -
Amounts due from dealers (Note 5)                                          6,317                     816,640
Deferred acquisition fees and costs paid                               1,174,300                     692,190
                                                         ------------------------    ------------------------
                                                       $              21,998,274   $               6,756,432
                                                         ========================    ========================
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Accrued fees and expenses due to General Partner
   and affiliates (Note 3)                             $                 513,216   $                 120,215
Due to Investors                                                               -                      27,500
Payables to Local Limited Partnerships (Note 4)                        3,647,435                           -
                                                         ------------------------    ------------------------
                                                                       4,160,651                     147,715
Commitments and contingencies

Partners' Equity
   General Partner                                                            22                          26
   Limited Partners (25,000 Units authorized,
    20,981 and 7,691 units issued and outstanding
    at September 30, 2006 and March 31, 2006,
    respectively)                                                     17,837,601                   6,608,691
                                                         ------------------------    ------------------------
    Total Partners' Equity                                            17,837,623                   6,608,717
                                                         ------------------------    ------------------------
                                                       $              21,998,274   $               6,756,432
                                                         ========================    ========================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                            STATEMENT  OF OPERATIONS

              For the Three and Six Months Ended September 30, 2006
                                   (unaudited)

                                                                          2006
                                                      ----------------------------------------------
                                                          Three Months              Six Months
                                                      ---------------------     --------------------
                Interest income                     $              98,747     $             156,913

                Operating expenses:
                Amortization  ( Note 2)                             3,548                     4,065
                Asset management fees (Note 3)                     18,501                    20,641
                Legal and accounting                               19,625                    19,859
                Other                                               1,500                     4,362
                                                      ---------------------     --------------------
                   Total operating expenses                        43,174                    48,927
                                                      ---------------------     --------------------
                Income from operations                             55,573                   107,986

                Equity in losses of
                 limited partnerships (Note 2)                    (96,175)                 (111,517)
                                                      ---------------------     --------------------
                Net loss                            $             (40,602)    $              (3,531)
                                                      =====================     ====================
                Net loss allocated to:
                 General partner                    $                 (41)    $                  (4)
                                                      =====================     ====================
                 Limited partners                   $             (40,561)    $              (3,527)
                                                      =====================     ====================
                Net loss per limited
                 partnership unit                   $               (2.91)    $               (0.25)
                                                      =====================     ====================
                Outstanding weighted limited
                 partnership units                                 13,930                    13,930
                                                      =====================     ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                   For the Six Months Ended September 30, 2006

                                                            General             Limited
                                                            Partner            Partners                 Total
                                                          ------------      ----------------      ------------------
Partners' equity at March 31, 2006                      $           26    $        6,608,691    $         6,608,717

Sales of Limited Partnership units, net of
  discounts of $14,185                                               -            13,275,815             13,275,815

Sales of Limited Partnership units issued for
  promissory notes receivable (Note 5)                               -              (326,985)              (326,985)

Offering expenses                                                    -            (1,716,393)            (1,716,393)

Net loss                                                            (4)               (3,527)                (3,531)
                                                          ------------      ----------------      ------------------
Partners' equity at September 30, 2006 (Unaudited)      $           22    $       17,837,601    $        17,837,623
                                                          ============      ================      ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                             STATEMENT OF CASH FLOWS

                   For the Six Months Ended September 30, 2006
                                   (Unaudited)

    Cash flows from operating activities:
      Net loss                                                                 $               (3,531)
        Adjustments to reconcile net income to net
          Cash provided by operating activities:
         Equity in losses of Local Limited Partnerships                                       111,517
           Amortization                                                                         4,065
           Change in accrued fees and expenses
            due to General Partner and affiliates                                              40,201
                                                                                 --------------------
             Net cash provided by operating activities                                        152,252
                                                                                 --------------------
    Cash flows from investing activities:
            Investments in Local Limited Partnerships, net                                 (4,503,731)
            Acquisition costs and fees                                                       (715,029)
            Deferred acquisition fees and costs paid                                         (270,430)
                                                                                 --------------------
              Net cash used in investing activities                                        (5,489,190)
                                                                                 --------------------
    Cash flows from financing activities:
            Due to Investors                                                                  (27,500)
            Sales of limited partner units, net of
             contributions receivable and subscriptions receivable
                                                                                           13,759,153
            Offering expenses                                                              (1,575,273)
                                                                                 --------------------
              Net cash provided by financing activities                                    12,156,380
                                                                                 --------------------
    Net increase in cash and cash equivalents                                               6,819,442

    Cash and cash equivalents, beginning of period                                          5,247,602
                                                                                 --------------------
    Cash and cash equivalents, end of period                                   $           12,067,044
                                                                                 ====================
    SIGNIFICANT NONCASH FINANCING ACTIVITIES

    Prepaid acquisition fees and costs included within due
     to general partners and affiliates                                        $              211,680
                                                                                 ====================
    Offering expenses included within due to general partners
     and affiliates                                                            $              141,120
                                                                                 ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------
General
-------

The information contained in the following notes to the balance sheet is condensed from that which would appear in the annual financial statements; accordingly, the balance sheet included herein should be reviewed in conjunction with the March 31, 2006 audited financial statements. In the opinion of the General Partner, the accompanying unaudited balance sheet contains all adjustments necessary to present fairly the financial position as of September 30, 2006.

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

Pursuant to the prospectus of the Partnership dated November 1, 2005, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Holders of Units are referred to herein as "Limited Partners." As of September 30, 2006, subscriptions for 20,981 units have been accepted by the partnership. The Partnership is required to receive a minimum offering amount of $1,400,000 to break escrow and effective December 14, 2005 the minimum amount was received.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

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

Equity in losses/gain of limited partnerships for the period ended September 30, 2006 will be recorded by the Partnership based on six months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on six months of results estimated by management of the Partnership. Management's estimate for the three-month period will be based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In instances where acquisitions of limited partnership interest are acquired during the year, equity in losses/gain of these limited partnerships have been based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses/gains from the Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

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

Concentration of Credit Risk
----------------------------

At September 30, 2006, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. As of September 30, 2006, the Partnership had $11,300,000 in an open repurchase account.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of September 30, 2006, the Partnership acquired limited partnership interests in six Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 554 apartment units. As of September 30, 2006, all six Housing Complexes are operating with rehabilitation occurring around the existing tenants. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of September 30, 2006, no investment accounts in Local Limited Partnerships had reached a zero balance.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS -continues
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                                       September 30,       March 31, 2006
                                                                            2006
                                                                       ---------------    -----------------
Investments in Local Limited Partnerships, beginning of period       $             -    $               -
Capital contributions paid, net                                             4,503,731                   -
Capital contributions payable                                               3,647,435                   -
Capitalized acquisition fees and costs                                        715,029                   -
Equity in losses of Local Limited Partnerships                               (111,517)
Amortization of capitalized acquisition fees and costs                         (4,065)                  -
                                                                       ---------------    -----------------
Investments in Local Limited Partnerships, end of period             $      8,750,613   $               -
                                                                       ===============    =================

Selected financial  information for the six months ended September 30, 2006 from
the  unaudited   combined   condensed   financial   statements  of  the  limited
partnerships in which the partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2006
                                                                ---------------------
               Revenues                                       $             370,000
                                                                ---------------------
               Expenses
                 Interest expense                                            87,000
                 Depreciation & amortization                                 93,000
                 Operating expenses                                         301,000
                                                                ---------------------
                   Total expenses                                           481,000
                                                                ---------------------
               Net loss                                       $            (111,000)
                                                                =====================
               Net loss allocable to the Partnership          $            (111,000)
                                                                =====================
               Net loss recorded by the Partnership           $            (111,000)
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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of September 30, 2006 and March 31, 2006, the Partnership incurred acquisition fees of $1,468,670 and $538,370, respectively. As of September 30, 2006 and March 31, 2006, $913,344 and $538,370 are included in prepaid acquisition fees and costs and $555,326 and $0 respectively, are included in investment in local limited partnerships. Accumulated amortization of these capitalized costs was $3,152 and $0, as of September 30, 2006 and March 31, 2006, respectively.

     Acquisition costs of 2% of the gross proceeds from the sale of Units as a non-accountable expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of September 30, 2006 and March 31, 2006, the Partnership incurred acquisition costs of $419,620 and $153,820, respectively. As of September 30, 2006 and March 31, 2006, $260,956 and $153,820 were included in prepaid acquisition fees and costs and $158,664 and $0 respectively, were included in investment in local limited partnerships. Accumulated amortization of these capitalized and costs was $899 and $0 as of September 30, 2006 and March 31, 2006, respectively.

     Selling commissions of 7% of the net proceeds from the sale of the Units of the payable to WNC Capital Corp. advanced by the General Partner or affiliates on behalf of the Partnership. As of September 30, 2006 and March 31, 2006, the Partnership incurred selling commissions of $1,424,063 and $505,070, respectively.

     A non-accountable organization and offering and underwriting expense reimbursement, collectively equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. As of September 30, 2006 and March 31, 2006, the Partnership incurred non-accountable organization and offering and underwriting expense reimbursement costs totaling $839,240 and $307,640, respectively, and dealer manager fees totaling $419,620 and $153,820, respectively. All other organizational and offering expenses, inclusive of the non-accountable organization and offering and underwriting expense reimbursement, and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units.

     An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes) of the Local Limited Partnerships. Management fees of $20,641 were incurred during the six months ended September 30, 2006, of which none were paid.

     The Partnership will reimburse the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $4,661 for the period ended September 30, 2006.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred during the period ended September 30, 2006.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                                September 30, 2006    March 31, 2006
                                                                                ------------------  ----------------
Acquisition fees payable                                                  $              220,010   $          55,370
Acquisition expenses payable                                                              62,860              15,820
Organizational and offering costs payable                                                188,580              47,460
Asset management fee payable                                                              20,641                   -
Reimbursements for expenses paid by the General Partner or an affiliate                   21,125               1,565
                                                                                 ----------------   -----------------
                                                                          $              513,216   $         120,215
                                                                                 ================   =================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $3,647,435 and $0 at September 30, 2006 and March 31, 2006, respectively, represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - AMOUNTS DUE FROM DEALERS AND NOTES RECEIVABLE
------------------------------------------------------

Limited partners who subscribed for twenty or more units of limited partnership interest ($20,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than nine months after the subscription date. As of September 30, 2006, the Partnership had received subscriptions for 20,981 units which included promissory notes of $444,485, of which $20,000 receivable amounts due from the dealers were collected subsequent to September 30, 2006 and prior to the issuance of these financial statements. As of September 30, 2006, the amount of interest due from dealers was $6,317.

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

Equity in losses/gain of limited partnerships for the period ended September 30, 2006 will be recorded by the Partnership based on six months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on six months of results estimated by management of the Partnership. Management's estimate for the three-month period will be based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In instances where acquisitions of limited partnership interest are acquired during the year, equity in losses/gain of these limited partnerships have been based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses/gains from the Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Financial Condition

The Partnership's assets at September 30, 2006 consisted primarily of $12,067,000 in cash and cash equivalents, prepaid acquisition fees and costs of $1,174,000, and aggregate investments in six Local Limited Partnerships of $8,751,000. Liabilities at September 30, 2006 primarily consisted of $3,647,000 in capital contributions due to local limited partnerships and $513,000 in accrued fees, accrued annual asset management fees and reimbursements for expenses paid by the General Partner and/or its affiliates.

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

The Partnership's net loss for the period ended September 30, 2006 was $(4,000). Net loss is primarily due to $(112,000) of equity in losses from Local Limited Partnerships offset by $108,000 of income from operations. The income from operation was primarily due to $157,000 of interest income offset by operating expenses of $(49,000), including $(21,000) in asset management expenses, $(20,000) in legal and accounting expenses and $(4,000) in amortization and $(4,000) in other operating expenses.

WNC Housing Tax Credit Fund VI, L.P., Series 14 ("Series 14") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 14.

Cash Flows

Net increase in cash during the period ended September 30, 2006 was $6,819,000. Net cash provided by operating activities was $152,000. Net cash flows provided by financing activities of $12,156,000 during the period ended September 30, 2006, consisted of net sales of limited partnership units of $13,759,000 less offering expenses paid of $(1,575,000) and payments due to investors of $(28,000). Net cash flows used in investing activities for the period ended September 30, 2006 was $(5,489,000), consisted of $(4,504,000) for investment in local limited partnerships, $(715,000) for acquisition fees and costs, and $(270,000) for prepaid acquisition fees and costs paid to Associates.

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

Capital Resources

The Partnership offered Limited Partnership Units in a Public Offering declared effective by the Securities and Exchange Commission on November 1, 2005 and commenced operations on December 14, 2005. As of September 30, 2006 the Partnership received subscription for $20,981,000 from Limited Partners representing 20,981 Units.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)-(e)  NONE

(f)      Use of Proceeds

         (1) The effective date of the Securities Act registration statement is November 1, 2005 for WNC Housing Tax Credit Fund VI, L.P., Series 13 and Series 14.

         (2) WNC Housing Tax Credit Fund VI, L.P., Series 13 commenced its offering on November 1, 2005. As of September 30, 2006 WNC Housing Tax Credit Fund VI, L.P., Series 14 had not commenced its offering.

         (3)  Not Applicable

         (4)  (i)  Neither offering has yet terminated.

              (ii) The  dealer   manager  for  each  offering  is   WNC  Capital
                   Corporation, an affiliate of the general partner.

              (iii)The title  of  the  class of  securities  registered  by each
                   Series is Units of Limited Partnership Interest.
              (iv) WNC Housing Tax Credit  Fund VI L.P.,  Series 13   registered
                   25,000 Units at an aggregate price of $25,000,000. As of September 30, 2006, 20,981 Units were sold aggregating
                   $20,966,800 net of discount of $14,200. WNC Housing Tax Credit Fund VI, L.P., Series 14 registered 25,000 Units at an aggregate price of $25,000,000. As of September 30, 2006, no Units had been sold as the offering had not commenced as of that date.
              (v) As of September 30, 2006 WNC Housing Tax Credit Fund VI, L.P., Series 13 has incurred $1,424,063 for retail selling commissions to unaffiliated persons, dealer manager fees to the dealer manager of $419,620, a non-accountable organization and offering expense of $209,810 to the dealer manager, and a $629,430 for non-accountable organization and offering cost to WNC & Associates. WNC Housing Tax Credit Fund VI, L.P., Series 14 has incurred no expenses as of September 30, 2006.

              (vi) The net offering proceeds to Series 13 after all expenses  as stated above in (f) (4) (v) totals $18,283,877. WNC Housing Tax Credit Fund VI, L.P., Series 14 has no offering proceeds as of September 30, 2006.

              (vii)

                   (A) An acquisition expense allowance in the amount of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred was paid or accrued to the General Partner in the amount of $419,620 as of September 30, 2006. Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships incurred was paid or accrued to the General Partner in the amount of $1,468,670 as of September 30, 2006. Series 14: Inapplicable
                   (B) Of the net proceeds of $16,395,587 after payment of the foregoing, $15,735,750 has been committed to acquire Local Limited Partnership Interests (including amounts to be paid for interest on warehouse financing), and $659,837 is held in reserves.

              (viii) Inapplicable

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K
         -------------------
         NONE

(b)      Exhibits
         --------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1     Section 1350  Certification  of the Chief  Executive  Officer.   (filed
         herewith)

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


Date: November 14, 2006




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2006