Form 10-K
period 2007-03-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2010-04-02
CIK 1321228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2007
                    For the fiscal year ended March 31, 2008
                    For the fiscal year ended March 31, 2009

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                       Commission file number: 333-124115
                                               333-124116

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 14
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           California                                            20-2355224
(State or other jurisdiction of                                  20-2355303
 incorporation or organization)                               (I.R.S. Employer
                                                             Identification No.)

17782 Sky Park Circle                                            92614-6404
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes_____ No___X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes_____ No___X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_____ No __X__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes_____ No___X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No__X__

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

                                      NONE

PART 1.

ITEM 1.  BUSINESS

ORGANIZATION

WNC Housing Tax Credit Fund, VI, L.P., Series 13 (the "Partnership") was formed under the California Revised Limited Partnership Act on February 7, 2005, and commenced operations on December 14, 2005. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies (the "Local Limited Partnerships") which owns multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

WNC Housing Tax Credit Fund VI, L.P., Series 14 ("Series 14") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 14.

The general partner of the Partnership is WNC National Partners, LLC (the "General Partner"). The general partner of the General Partner is WNC & Associates, Inc. ("Associates"). The chairman and the president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership and the General Partner have no employees of their own.

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the "SEC") on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. As of March 31, 2006, subscriptions for 7,691 Partnership Units had been accepted by the Partnership. As of March 31, 2007 total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as "Limited Partners." The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. This offering was closed on September 21, 2006.

The Partnership shall continue in full force and effect until December 31, 2070, unless terminated prior to that date, pursuant to the Partnership Agreement (as defined below) or law.

DESCRIPTION OF BUSINESS

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low income housing and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated February 7, 2005 as amended by "supplements thereto" ("Partnership Agreement"), will be accomplished promptly at the end of the Compliance Period. If a Local Limited

Partnership is unable to sell its Housing Complex, it is anticipated that the Local General Partner will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in 10, 10 and 6 Local Limited Partnerships as of March 31, 2009, 2008 and 2007, respectively, none of which had been sold as of March 31, 2009, 2008 and 2007. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the Federal Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low or moderate income housing.

EXIT STRATEGY

The IRS Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

The following table reflects the 15-year compliance period of the ten Housing
Complexes:

                EXPIRATION DATE FOR 15-YEAR COMPLIANCE PERIOD
                                                                15-YEAR
              LOCAL LIMITED PARTNERSHIP NAME                EXPIRATION DATE
------------------------------------------------------------------------------

909 4th YMCA , L.P.                                               2014
Crestview Housing, L.P.                                           2022
Davenport Housing VII, L.P.                                       2023
FDI-Country Square, LTD                                           2021
FDI-Park Place, LTD                                               2021
Fernwood Meadows, L.P.                                            2022
Grove Village, L.P.                                               2021
Head Circle, L.P.                                                 2020
Pleasant Village, L.P.                                            2021
Sierra's Run, L.P.                                                2022

With that in mind, as of March 31, 2009, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have satisfied the IRS compliance requirements. Once the Housing Complexes have satisfied the IRS compliance requirements, the review will take into consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Subsequent to March 31, 2009, on December 24, 2009 the Partnership identified two Local Limited Partnerships, Fernwood Meadows, L.P. ("Fernwood") and Sierra's Run, L.P. ("Sierra's Run") for disposition in order to generate sufficient equity to complete the purchase of Davenport Housing VII, L.P. (See footnote 3 to the audited financial statements.) On February 12, 2010, Fernwood and Sierra's Run were sold, subject to a condition subsequent that the Limited Partners approve the sales by a majority in interest of the Limited Partners. The approval of the Limited Partners will be sought as the transfers were to a limited partnership that is affiliated with the Partnership. Fernwood and Sierra's Run were sold for an aggregate purchase price of $2,829,427. The Partnership's net investment balances in Fernwood and Sierra's Run were $1,904,702 and $1,805,558, respectively, at the time of the sale. Accordingly, the Partnership would recognize a loss on the sale of Local Limited Partnerships in the amount of approximately $881,000 if the sales are approved by the Limited Partners.

Fernwood and Sierra's Run will complete their 15-year compliance periods in 2022; therefore there is a risk of tax credit recapture. The maximum exposure of recapture (excluding the interest and penalties related to the recapture) is $177,508 and $170,246, respectively, for Fernwood and Sierra's Run, which equates to $16.57 per Partnership Unit in the aggregate. Under the circumstances, the General Partner believes there is a reasonable expectation that each Local Limited Partnership will continue to be operated as qualified low income housing for the balance of its compliance period, and, accordingly, does not anticipate that there will be any recapture.

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

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding of reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

There can be no assurance that recapture will not occur. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the Low Income Housing Tax Credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

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

         HOUSING COMPLEXES SUBSIDIZED BY OTHER GOVERNMENT PROGRAMS ARE SUBJECT TO ADDITIONAL RULES WHICH MAY MAKE IT DIFFICULT TO OPERATE AND SELL HOUSING COMPLEXES. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

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

         FLUCTUATING ECONOMIC CONDITIONS CAN REDUCE THE VALUE OF REAL ESTATE. The Partnership's principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values equal to or less than the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of March 31, 2009, 2008 and 2007, the Partnership had not reduced the carrying amount to $0 with respect to any of its investments.

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

         A loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership's carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2009, 2008, 2007 and for the period ended March 31, 2006, impairment loss related to investments in Local Limited Partnerships was $80,344, $0, $0 and $0, respectively.

         PROPERTIES UNDER DEVELOPMENT MAY NOT BE COMPLETED. The Partnership invests in Housing Complexes which are under development. If a Housing Complex is not completed, the Partnership could lose any capital it invested in the Housing Complex. In general, investment in an uncompleted Housing Complex involves more risk than the purchase of a completed property. The Local General Partners' ability to complete development and construction and rent the property may be affected by conditions beyond their control. If a property is not constructed as anticipated, the permanent loan commitment might be of no effect. The lender could refuse to advance the permanent loan, and the Local Limited Partnership might be unable to repay the construction loan. Furthermore, a decision to invest in an uncompleted Housing Complex is made based on projections of rental income and expenses. Whether the Housing Complex will operate at such projected income and expense levels cannot be known.

         IF A LOAN MADE TO A LOCAL LIMITED PARTNERSHIP IS NOT REPAID, THE AMOUNT OF CAPITAL AVAILABLE FOR INVESTMENT WOULD BE REDUCED. The Partnership has or may make a loan to a Local Limited Partnership before the Partnership's acquisition of an interest therein. If the Partnership doesn't invest in the Local Limited Partnership, the Local Limited Partnership might not repay the loan. If the Local Limited Partnership doesn't repay the loan, the amount of capital available for investment in Local Limited Partnerships would be reduced.

(c)      TAX RISKS OTHER THAN THOSE RELATING TO TAX CREDITS

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

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

         TAX LIABILITY ON SALE OF A HOUSING COMPLEX OR LOCAL LIMITED PARTNERSHIP INTEREST MAY EXCEED THE CASH AVAILABLE FROM THE SALE. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

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

If the IRS were successful in any such contention, the anticipated Low Income Housing Tax Credits and losses of the Partnership would be reduced, perhaps substantially.

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

(d)      RISKS RELATED TO THE PARTNERSHIP AND THE PARTNERSHIP AGREEMENT

         THE PARTNERSHIP MAY BE UNABLE TO TIMELY PROVIDE FINANCIAL REPORTS TO THE LIMITED PARTNERS WHICH WOULD ADVERSELY AFFECT THEIR ABILITY TO MONITOR PARTNERSHIP OPERATIONS. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

         LACK OF LIQUIDITY OF INVESTMENT. It is unlikely that a public market will develop for the purchase and sale of Partnership Units. Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price. Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

         THE LIMITED PARTNERS WILL NOT CONTROL THE PARTNERSHIP AND MUST RELY TOTALLY ON THE GENERAL PARTNER. The General Partner will make all management decisions for the Partnership. Management decisions include exercising powers granted to the Partnership by a Local Limited Partnership. Limited Partners have no right or power to take part in Partnership management.

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

     o    remove the General Partner and elect a replacement general partner,
     o    amend the Partnership Agreement,
     o    terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Partnership Units opposed such action.

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

         PAYMENT OF FEES TO THE GENERAL PARTNER AND ITS AFFILIATES REDUCES CASH AVAILABLE FOR INVESTMENT IN LOCAL LIMITED PARTNERSHIPS. The General Partner and it affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in a Housing Complex would have a greater amount available for investment than an investor investing in low income housing through the Partnership.

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

         THE INTERESTS OF LIMITED PARTNERS MAY CONFLICT WITH THE INTERESTS OF THE GENERAL PARTNER AND IT AFFILIATES. The General Partner and it affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and it affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership's investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner's share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that the General Partner may make investments which are less desirable, or on terms which are less favorable, to the Partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

         The Partnership's accrued payables consist primarily of the asset management fees payable to the General Partner and the capital contributions payable to Local Limited Partnerships. The asset management fees payable increased by approximately $161,000, $28,000 and $70,000 for the years ended March 31 2009, 2008 and 2007, respectively. The payables due to the Local Limited Partnerships increased (decreased) by approximately $(2,244,000), $(288,000) and $3,642,000 for the years ended March 31, 2009, 2008 and 2007, respectively. The Partnership's future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $178,500 per year through the termination of the Partnership, which must occur no later than December 31, 2070. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES


Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

                                                                 --------------------------- ---------------------------------------
                                                                     AS OF MARCH 31, 2009             AS OF DECEMBER 31, 2008
                                                                 --------------------------- ---------------------------------------
                                                                 PARTNERSHIP'S
                                                                     TOTAL                               ESTIMATED        MORTGAGE
                                                                 INVESTMENT IN   AMOUNT OF             AGGREGATE LOW    BALANCES OF
       LOCAL LIMITED                               GENERAL       LOCAL LIMITED   INVESTMENT  NUMBER OF INCOME HOUSING  LOCAL LIMITED
      PARTNERSHIP NAME       LOCATION            PARTNER NAME     PARTNERSHIPS  PAID TO DATE   UNITS   TAX CREDITS (1)  PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------
909 4th YMCA, L.P.           Seattle,           YMCA of Greater
                             Washington         Seattle           $   508,000  $   508,000      20      $   686,000    $          -

Crestview Housing, L.P.      Bigfork, Montana   American Covenant
                                                Senior Housing
                                                Foundation, Inc.    1,973,000    1,874,000      24        2,268,000         727,000

Davenport Housing VII, L.P.  Davenport, Iowa    Shelter Resource
                                                Corporation         2,253,000    2,253,000      20        2,448,000       1,900,000

FDI-Country Square, LTD.     Lone Star, Texas   Fieser Holdings,
                                                Inc.                  605,000      605,000      24          823,000         675,000

FDI-Park Place, LTD.         Bellville, Texas   Fieser Holdings,
                                                Inc.                  758,000      758,000      40        1,068,000       1,176,000

Fernwood Meadows, L.P. (2)   Fernley, Nevada    Fernwood Meadow,
                                                LLC                 2,023,000    1,921,000      28        2,369,000       1,138,000

Grove Village, L.P.          Dallas, Texas      Walker Guardian
                                                LLC                 3,043,000    2,587,000     232        3,952,000       8,186,000

Head Circle, L.P.            Ruleville,         SEMC, Inc.
                             Mississippi                              464,000      464,000      38          657,000       1,461,000

Pleasant Village, L.P.       Dallas, Texas      Walker Guardian
                                                LLC                 2,850,000    2,423,000     200        3,701,000       5,942,000

Sierra's Run, L.P. (2)       Fernley, Nevada    Sierra Run, LLC     1,932,000    1,907,000      21        2,273,000         368,000
                                                                  -----------  -----------  -------     -----------    ------------

                                                                  $16,409,000  $15,300,000     647      $20,245,000    $ 21,573,000
                                                                  ===========  ===========  =======     ===========    ============

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if the Housing complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period.
Approximately 14% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships.

(2) This Local Limited Partnership has been identified for sale as of December
24, 2009.


                                             ------------------------------------------------------------------------------
                                                                FOR THE YEAR ENDED DECEMBER 31, 2008
                                             ------------------------------------------------------------------------------
                                                                                                             LOW INCOME
                                                                                                             HOUSING TAX
                                                                                                               CREDITS
                  LOCAL LIMITED                                                                              ALLOCATED TO
                 PARTNERSHIP NAME                      RENTAL INCOME                NET INCOME (LOSS)        PARTNERSHIP
      ---------------------------------------------------------------------------------------------------------------------

      909 4th YMCA, L.P.                               $  595,000                       $  (96,000)               99.98%

      Crestview Housing, L.P.                             136,000                          (59,000)               99.98%

      Davenport Housing VII, L.P. (1)                           -                                 -               99.98%

      FDI-Country Square, LTD.                             97,000                          (21,000)               99.98%

      FDI-Park Place, LTD.                                176,000                          (12,000)               99.98%

      Fernwood Meadows, L.P. (2)                          208,000                            19,000               99.98%

      Grove Village, L.P.                               1,519,000                       (1,103,000)               99.98%

      Head Circle, L.P.                                   247,000                          (45,000)               99.98%

      Pleasant Village, L.P.                            1,333,000                       (1,101,000)               99.98%

      Sierra's Run, L.P. (2)                              123,000                          (25,000)               99.98%
                                                       ----------                      ------------

                                                       $4,434,000                      $(2,443,000)
                                                       ----------                      ------------



(1) The Local Limited Partnership was still under construction as of December
31, 2008.

(2) This Local Limited Partnership has been identified for sale as of December
24, 2009.



                                                                 --------------------------- ---------------------------------------
                                                                     AS OF MARCH 31, 2008             AS OF DECEMBER 31, 2007
                                                                 --------------------------- ---------------------------------------
                                                                 PARTNERSHIP'S
                                                                     TOTAL                               ESTIMATED        MORTGAGE
                                                                 INVESTMENT IN   AMOUNT OF             AGGREGATE LOW    BALANCES OF
       LOCAL LIMITED                               GENERAL       LOCAL LIMITED   INVESTMENT  NUMBER OF INCOME HOUSING  LOCAL LIMITED
      PARTNERSHIP NAME       LOCATION            PARTNER NAME     PARTNERSHIPS  PAID TO DATE   UNITS   TAX CREDITS (1)  PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------
909 4th YMCA, L.P.           Seattle,           YMCA of Greater
                             Washington         Seattle           $   508,000   $   508,000     20     $   686,000    $         -

Crestview Housing, L.P.      Bigfork, Montana   American Covenant
                                                Senior Housing
                                                Foundation, Inc.    1,973,000       400,000     24       2,268,000      1,765,000

Davenport Housing VII, L.P.  Davenport, Iowa    Signature Holding
                                                Company             2,253,000     1,974,000     20       2,448,000      1,140,000

FDI-Country Square, LTD.     Lone Star, Texas   Fieser Holdings,
                                                Inc.                  628,000       508,000     24         823,000        742,000

FDI-Park Place, LTD.         Bellville, Texas   Fieser Holdings,
                                                Inc.                  801,000       704,000     40       1,068,000      1,189,000

Fernwood Meadows, L.P. (2)   Fernley, Nevada    Fernwood Meadow,
                                                LLC                 2,023,000     1,821,000     28       2,369,000      1,145,000

Grove Village, L.P.          Dallas, Texas      Walker Guardian
                                                LLC                 3,043,000     2,587,000    232       3,952,000      6,180,000

Head Circle, L.P.            Ruleville,         SEMC, Inc.
                             Mississippi                              464,000       464,000     38         657,000      1,474,000

Pleasant Village, L.P.       Dallas, Texas      Walker Guardian
                                                LLC                 2,850,000     2,423,000    200       3,701,000      6,000,000

Sierra's Run, L.P. (2)       Fernley, Nevada    Sierra Run, LLC     1,974,000     1,777,000     21       2,273,000        371,000
                                                                  -----------   -----------     --     -----------    -----------

                                                                  $16,517,000   $13,166,000    647     $20,245,000    $20,006,000
                                                                  ===========   ===========    ===     ===========    ===========

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if the Housing complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period.
Approximately 5% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships.

(2) This Local Limited Partnership has been identified for sale as of December
24, 2009.


                                             ------------------------------------------------------------------------------
                                                                 FOR THE YEAR ENDED DECEMBER 31, 2007
                                             ------------------------------------------------------------------------------
                                                                                                             LOW INCOME
                                                                                                             HOUSING TAX
                                                                                                               CREDITS
                  LOCAL LIMITED                                                                              ALLOCATED TO
                 PARTNERSHIP NAME                      RENTAL INCOME                NET INCOME (LOSS)        PARTNERSHIP
      ---------------------------------------------------------------------------------------------------------------------

      909 4th YMCA, L.P.                                $ 580,000                       $ (113,000)                 99.98%

      Crestview Housing, L.P.                              69,000                          (23,000)                 99.98%



      Davenport Housing VII, L.P. (1)                           -                                 -                      -

      FDI-Country Square, LTD.                             52,000                          (53,000)                 99.98%

      FDI-Park Place, LTD.                                130,000                          (61,000)                 99.98%

      Fernwood Meadows, L.P. (2)                           19,000                          (17,000)                 99.98%

      Grove Village, L.P.                               1,085,000                         (698,000)                 99.98%

      Head Circle, L.P.                                   236,000                          (89,000)                 99.98%

      Pleasant Village, L.P.                            1,002,000                         (801,000)                 99.98%

      Sierra's Run, L.P. (2)                               88,000                           (5,000)                 99.98%
                                                       ----------                      ------------

                                                       $3,261,000                      $(1,860,000)
                                                       ==========                      ------------



(1) The Local Limited Partnership was under construction as of December 31,
2007.

(2) This Local Limited Partnership has been identified for sale as of December
24, 2009.



                                                                 -------------------------- ----------------------------------------
                                                                     AS OF MARCH 31, 2007            AS OF DECEMBER 31, 2006
                                                                 -------------------------- ----------------------------------------
                                                                 PARTNERSHIP'S
                                                                     TOTAL                               ESTIMATED        MORTGAGE
                                                                 INVESTMENT IN   AMOUNT OF             AGGREGATE LOW    BALANCES OF
       LOCAL LIMITED                               GENERAL       LOCAL LIMITED   INVESTMENT  NUMBER OF INCOME HOUSING  LOCAL LIMITED
      PARTNERSHIP NAME       LOCATION            PARTNER NAME     PARTNERSHIPS  PAID TO DATE   UNITS   TAX CREDITS (1)  PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------
909 4th YMCA, L.P.           Seattle,           YMCA of Greater
                             Washington         Seattle          $  508,000    $  508,000       20     $    686,000   $         -


FDI-Country Square, LTD.     Lone Star, Texas   Fieser Holdings,
                             Inc.                                   628,000       291,000       24          823,000       370,000

FDI-Park Place, LTD.         Bellville, Texas   Fieser Holdings,
                                                Inc.                801,000       330,000       40        1,068,000     1,096,000

Grove Village, L.P.          Dallas, Texas      Walker Guardian
                                                LLC               3,043,000     1,390,000      232        3,952,000     6,180,000

Head Circle, L.P.            Ruleville,         SEMC, Inc.
                             Mississippi                            463,000       417,000       38          657,000     1,485,000

Pleasant Village, L.P.       Dallas, Texas      Walker Guardian
                                                LLC               2,850,000     1,715,000      200        3,701,000     6,000,000
                                                                  ---------    ----------     -----    ------------   -----------

                                                                 $8,293,000    $4,651,000      554     $ 10,887,000   $15,131,000
                                                                 ==========    ==========     =====    ============   ===========

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if the Housing complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period.
Approximately 1% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships.


                                             ------------------------------------------------------------------------------
                                                                FOR THE YEAR ENDED DECEMBER 31, 2006
                                             ------------------------------------------------------------------------------
                                                                                                             LOW INCOME
                                                                                                             HOUSING TAX
                                                                                                               CREDITS
                  LOCAL LIMITED                                                                              ALLOCATED TO
                 PARTNERSHIP NAME                      RENTAL INCOME                NET INCOME (LOSS)        PARTNERSHIP
      ---------------------------------------------------------------------------------------------------------------------

      909 4th YMCA, L.P.                               $  613,000                       $ (147,000)                 99.98%

      FDI-Country Square, LTD.                             24,000                           (9,000)                 99.98%

      FDI-Park Place, LTD.                                 67,000                          (35,000)                 99.98%

      Grove Village, L.P.                               1,023,000                         (706,000)                 99.98%

      Head Circle, L.P.                                   200,000                          (50,000)                 99.98%

      Pleasant Village, L.P.                            1,208,000                         (471,000)                 99.98%
                                                      -----------                      ------------

                                                      $ 3,135,000                      $(1,418,000)
                                                      ===========                      ============






WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                                                                                ----------------------------------------------------
                                                                                                  OCCUPANCY RATES
                                                                                                 AS OF DECEMBER 31,
                                                                                ----------------------------------------------------
  LOCAL LIMITED
PARTNERSHIP NAME            LOCATION          GENERAL PARTNER NAME              2008          2007            2006           2005
------------------------------------------------------------------------------------------------------------------------------------

909 4th YMCA, L.P.         Seattle,         YMCA of Greater Seattle
                           Washington                                            95%           90%             70%            (2)

Crestview Housing, L.P.    Bigfork, Montana American Covenant Senior Housing
                                            Foundation, Inc.                    100%           (1)             (2)            (2)

Davenport Housing VII,     Davenport, Iowa  Shelter Resource Corporation
L.P.                                                                             (1)           (1)             (2)            (2)

FDI-Country Square, LTD.   Lone Star, Texas Fieser Holdings, Inc.                96%           96%             25%            (2)

FDI-Park Place, LTD.       Bellville, Texas Fieser Holdings, Inc.                85%           95%             85%            (2)

Fernwood Meadows, L.P. (3) Fernley, Nevada  Fernwood Meadow, LLC                 96%           93%             (2)            (2)

Grove Village, L.P.        Dallas, Texas    Walker Guardian LLC                  88%           96%             53%            (2)

Head Circle, L.P.          Ruleville,       SEMC, Inc.
                           Mississippi                                           97%           95%            100%            (2)

Pleasant Village, L.P.     Dallas, Texas    Walker Guardian LLC                  93%           86%             66%            (2)

Sierra's Run, L.P. (3)     Fernley, Nevada  Sierra Run, LLC                      86%           71%             (2)            (2)
                                                                                 ---           ---             ---            ---
                                                                                 91%           91%             63%              -
                                                                                 ===           ===             ===            ===


(1) - The Local Limited Partnership was still under construction at the respective year end.

(2) - The Local Limited Partnership was not acquired by the Partnership as of that respective year end.

(3) - This Local Limited Partnership has been identified for sale as of December
24, 2009.

ITEM 3.  LEGAL PROCEEDINGS

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 5A.

(a) The Partnership Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2009, 2008 and 2007, there were 942, 940 and 940 Limited Partners, respectively, and there were no assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than Partnership refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented, there were no cash distributions to the Limited Partners.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.


(e)      The Partnership does not issue common stock.

(f) No unregistered securities were sold by the Partnership during the years ended March 31, 2009, 2008 and 2007.


ITEM 5B. USE OF PROCEEDS

NOT APPLICABLE


ITEM 5C. PURCHASES OF EQUITY SECURITIES BY THE ISSUERS AND AFFILIATED PURCHASERS

NONE

ITEM 6.  SELECTED FINANCIAL DATA

Selected balance sheet information for the Partnership is as follows:

                                                                FOR THE YEARS ENDED MARCH 31,
                                            2009             2008             2007             2006             2005
ASSETS

Cash and cash equivalents               $ 1,522,248      $ 3,715,123      $11,964,300      $ 5,247,602      $     1,100
Investments in Local
   Limited Partnerships, net             13,242,305       15,943,480        8,726,771               --               --
Due from investors                               --               --               --          816,640               --
Prepaid acquisition fees and
   costs                                         --               --          910,151          692,190               --
                                        -----------      -----------      -----------      -----------      -----------

     Total Assets                       $14,764,553      $19,658,603      $21,601,222      $ 6,756,432      $     1,100
                                        ===========      ===========      ===========      ===========      ===========

LIABILITIES

Payables to Local Limited
    Partnerships                        $ 1,110,039      $ 3,353,604      $ 3,641,780      $        --      $        --
Accrued fees and expenses due to
    General Partner and affiliates          291,539          111,896           83,688          120,215               --
Accrued expenses                                 --           17,765            8,000               --               --
Due to investors                                 --               --               --           27,500               --
                                        -----------      -----------      -----------      -----------      -----------
    TOTAL LIABILITIES                     1,401,578        3,483,265        3,733,468          147,715               --

PARTNERS' EQUITY                         13,362,975       16,175,338       17,867,754        6,608,717            1,100
                                        -----------      -----------      -----------      -----------      -----------

    Total Liabilities and Partners'
       Equity                           $14,764,553      $19,658,603      $21,601,222      $ 6,756,432      $     1,100
                                        ===========      ===========      ===========      ===========      ===========




Selected results of operations, cash flows, and other information for the Partnership are as follows:

                                                        FOR THE YEARS ENDED MARCH 31,
                                         ---------------------------------------------------------      -------------------
                                                                                                        FOR THE PERIOD FROM
                                                                                                         DECEMBER 14, 2005
                                                                                                         (DATE OPERATIONS
                                                                                                             COMMENCED)
                                              2009                 2008                  2007            TO MARCH 31, 2006
                                         -------------         -------------         -------------      -------------------

Loss from operations                     $    (381,550)        $    (254,475)        $    (148,071)        $     (76,565)
Equity in losses of Local Limited
    Partnerships                            (2,443,000)           (1,859,713)             (453,675)                   --
Interest Income                                 12,187               303,809               402,245                 2,227
                                         -------------         -------------         -------------         -------------
NET LOSS                                 $  (2,812,363)        $  (1,810,379)        $    (199,501)        $     (74,338)
                                         =============         =============         =============         =============

NET LOSS ALLOCATED TO:
   General Partner                       $      (2,812)        $      (1,810)        $        (200)        $         (74)
                                         =============         =============         =============         =============

   Limited Partners                      $  (2,809,551)        $  (1,808,569)        $    (199,301)        $     (74,264)
                                         =============         =============         =============         =============

NET LOSS  PER PARTNERSHIP UNIT           $     (133.91)        $      (86.20)        $      (11.42)        $      (16.04)
                                         =============         =============         =============         =============

OUTSTANDING WEIGHTED                            20,981                20,981                17,456                 4,630
                                         =============         =============         =============         =============
 PARTNERSHIP UNITS

Note 1 - Loss from operations for the years ended March 31, 2009, 2008, 2007 and for the period ended March 31, 2006 include a charge for impairment losses on investments in Local Limited Partnerships of $80,344, $0, $0 and $0, respectively (see Note 2 to the audited financial statements).

                                                        FOR THE YEARS ENDED MARCH 31,
                                      ----------------------------------------------------------       -------------------
                                                                                                       FOR THE PERIOD FROM
                                                                                                        DECEMBER 14, 2005
                                                                                                        (DATE OPERATIONS
                                                                                                            COMMENCED)
                                            2009                   2008                 2007            TO MARCH 31, 2006
                                        ------------          ------------          ------------       -------------------

NET CASH PROVIDED BY (USED IN):
  Operating activities                  $    (58,441)         $    144,675          $    317,304          $    (72,773)
  Investing activities                    (2,134,434)           (8,511,815)           (5,919,684)             (621,000)
  Financing activities                            --               117,963            12,319,078             5,940,275
                                        ------------          ------------          ------------          ------------

NET CHANGE IN CASH AND CASH
   EQUIVALENTS                            (2,192,875)           (8,249,177)            6,716,698             5,246,502

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                     3,715,123            11,964,300             5,247,602                 1,100
                                        ------------          ------------          ------------          ------------

CASH AND CASH EQUIVALENTS, END
   OF PERIOD                            $  1,522,248          $  3,715,123          $ 11,964,300          $  5,247,602
                                        ============          ============          ============          ============


Low Income Housing Tax Credits per Partnership Unit were as follows for the year and period ended December 31:

                   2008              2007             2006               2005
             --------------   ---------------   --------------    --------------

Federal      $          86    $           43    $           6     $           -
State                    -                 -                -                 -
             --------------   ---------------   --------------    --------------

Total        $          86    $           43    $           6     $           -
             ==============   ===============   ==============    ==============


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

With the exception of the discussion regarding historical information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership's future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the SEC. The following discussion should be read in conjunction with the financial statements and the notes thereto included elsewhere in this filing.

CRITICAL ACCOUNTING POLICIES AND CERTAIN RISKS AND UNCERTAINTIES

The Partnership believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

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

METHOD OF ACCOUNTING FOR INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 27.5 years. (See Notes 2 and 3 to the financial statements)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December
31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liabilities and/or benefits from income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Impact of New Accounting Pronouncements
---------------------------------------

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2008, the FASB issued FASB Staff Position 157-2 ("FAS FSP 157-2"), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership's financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that this pronouncement will have a material impact on the Partnership's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R) ("SFAS 141R"), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS 141R also requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target's assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Partnership is currently evaluating the impacts and disclosures of this pronouncement, but would not expect SFAS 141R to have a material impact on the Partnership's financial statements.

On December 4, 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership's financial statements.

In November 2008 the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments. This Issue shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The transition disclosures in paragraphs 17 and 18 of Statement 154 shall be provided, if applicable. The Partnership does not expect this pronouncement to have a material impact on the Partnership's financial statements.

In December 2008, the FASB issue FASB No. FAS 140-4 and FIN46(R)-8 (the "FSP"), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. It amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. The FSP is effective for public companies in their first reporting period (interim or annual) that ends after December 15, 2008. The FSP also amends FIN46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity ("VIE"), to provide additional disclosures about their involvement with VIEs. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The Partnership does not expect the FSP to have a material impact on the Partnership's financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments." The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The FSP is effective for the Partnership as of June 30, 2009 and the Partnership does not expect the FSP will impact the Partnership's financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and will therefore be adopted by the Partnership for the quarter ended June 30, 2009. The adoption is not expected to have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued the Accounting Standards Codification ("Codification"). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). The Codification is intended to reorganize, rather than change, existing GAAP. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, all references to currently existing GAAP will be removed and will be replaced with plain English explanations of the Partnership's accounting policies beginning with financial statements for the interim period ended September 30, 2009. The adoption of the Codification is not expected to have a material impact on the Partnership's financial position or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership's financial statements.

CERTAIN RISKS AND UNCERTAINTIES

See Item 1A for a discussion of risks regarding the Partnership.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

FINANCIAL CONDITION

FOR THE YEAR ENDED MARCH 31, 2009

The Partnership's assets at March 31, 2009 consisted of $1,522,000 in cash and cash equivalents and aggregate investments in 10 Local Limited Partnerships of $13,242,000 (See "Method of Accounting for Investments in Local Limited Partnerships"). Liabilities at March 31, 2009 consisted of $1,110,000 of capital contributions due to Local Limited Partnerships and $292,000 of accrued fees and advances payable to the General Partner and/or its affiliates (See "Future Contractual Cash Obligations" below).

FOR THE YEAR ENDED MARCH 31, 2008

The Partnership's assets at March 31, 2008 consisted of $3,715,000 in cash and cash equivalents and aggregate investments in 10 Local Limited Partnerships of $15,943,000 (See "Method of Accounting for Investments in Local Limited Partnerships"). Liabilities at March 31, 2008 consisted of $3,354,000 of capital contributions due to Local Limited Partnerships, $112,000 of accrued fees and advances payable to the General Partner and/or its affiliates (See "Future Contractual Cash Obligations" below) and accrued expenses of $18,000.

FOR THE YEAR ENDED MARCH 31, 2007

The Partnership's assets at March 31, 2007 consisted of $11,964,000 in cash and cash equivalents, aggregate investments in six Local Limited Partnerships of $8,727,000 (See "Method of Accounting for Investments in Local Limited Partnerships") and $910,000 in prepaid acquisition fees and costs. Liabilities at March 31, 2007 consisted of $3,642,000 of capital contributions due to Local Limited Partnerships, $84,000 of accrued fees and advances payable to the General Partner and/or its affiliates (See "Future Contractual Cash Obligations" below) and accrued expenses of $8,000.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2009 COMPARED TO YEAR ENDED MARCH 31, 2008 The Partnership's net loss for the year ended March 31, 2009 was $(2,812,000), reflecting an increase of $(1,002,000) from the net loss experienced for the year ended March 31, 2008 of $(1,810,000). The equity in losses of Local Limited Partnerships increased by $(583,000) from $(1,860,000) for the year ended March 31, 2008 to $(2,443,000). The increase is due to nine of the ten Local Limited Partnerships being in full operations for the year ended March 31, 2009, compared to six of the Local Limited Partnerships being in full operations and three of the properties leasing up during the year ended March 31, 2008. There was an impairment loss of $(80,000) for the year ended March 31, 2009, compared to no impairment loss recorded for the year ended March 31, 2008. For the year ended March 31, 2009, the impairment analysis calculated residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership, and compared the total amount to the current carrying value of each investment in the Partnership resulting in an impairment of $(80,000). For the year ended March 31, 2008, the same analysis was performed, however the calculation showed no impairment was necessary. The asset management fees increased by $(21,000) for the year ended March 31, 2009 since those fees accrue in an amount equal to 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Invested Assets increased during the year ended March 31, 2009 which led to the increase in asset management fees. During the year ended March 31, 2009, there was an advance for $(22,000) made to a Local Limited Partnership, which was also reserved in full as of March 31, 2009. This is compared to no advances made during the year ended March 31, 2008. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The asset management expenses decreased by $3,000 for the year ended March 31, 2009. These costs can fluctuate from year to year depending on the timing of the site visits to the Local Limited Partnership. Amortization increased by $(11,000) as a result of an increase in capitalized acquisition fees and costs during the year ended March 31, 2009. The accounting and legal fees increased by $(5,000) for the year ended March 31, 2009 compared to the year ended March 31, 2008, due to a timing issue of the accounting work being performed. Reporting fees increased by $7,000 for the year ended March 31, 2009 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Interest income decreased by $(292,000) due to the cash balance decreasing significantly throughout the year ended March 31, 2009 for investments made, combined with the fact that interest rates declined in 2009 compared to the interest rates for the year ended March 31, 2008.

YEAR ENDED MARCH 31, 2008 COMPARED TO YEAR ENDED MARCH 31, 2007 The Partnership's net loss for the year ended March 31, 2008 was $(1,810,000), reflecting an increase of $(1,610,000) from the net loss experienced for the year ended March 31, 2007 of $(200,000). That increase in net loss was due in large part to the $(1,406,000) increase in equity in losses from Local Limited Partnerships. The increase is largely due to six of the Local Limited Partnerships acquired during the year ended March 31, 2007, therefore only a portion of the losses were recorded by the Partnership for the year ended March 31, 2007. During the year ended March 31, 2008, four additional Local Limited Partnerships were acquired by the Partnership. In addition to the large increase in equity in losses of Local Limited Partnerships, there was also an increase in loss from operations of $(106,000). The asset management fees increased by $(78,000) for the year ended March 31, 2008 since those fees accrue in an amount equal to 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. The Partnership completed the acquisition phase during the year ended March 31, 2008, therefore asset management fees increased due to the increase in Invested Assets. The accounting and legal fees decreased by $14,000 for the year ended March 31, 2008 compared to the year ended March 31, 2007, due to a timing issue of the accounting work being performed. Amortization expense increased by $(36,000) due to additional acquisition fees and costs being capitalized and amortized during the year ended March 31, 2008. Interest income decreased by $(98,000) due to the cash and cash equivalents balance decreasing significantly throughout the year ended March 31, 2008 for investments made, combined with the fact that interest rates declined during the year ended March 31, 2008 compared to the interest rates during the year ended March 31, 2007.

YEAR ENDED MARCH 31, 2007 COMPARED TO YEAR ENDED MARCH 31, 2006 The Partnership's net loss for the year ended March 31, 2007 was $(200,000), reflecting an increase of $(126,000) from the net loss experienced for the period ended March 31, 2006 of $(74,000). That increase in net loss was due in large part to the $(454,000) increase in equity in losses of Local Limited Partnerships. During the year ended March 31, 2007, the Partnership acquired limited partnership interests in six Local Limited Partnerships, all of which were acquired as rehabilitation Housing Complexes, therefore they all had operations at the time of acquisition compared to no Local Limited Partnerships acquired as of March 31, 2006. In addition to the large increase in equity in losses of Local Limited Partnerships there was also an increase in loss from operations of $(72,000). The asset management fees increased by $(80,000) for the year ended March 31, 2007 since those fees accrue in an amount equal to 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. The accounting and legal fees increased by $(28,000) for the year ended March 31, 2007 compared to the period ended March 31, 2006, due to the accounting work that was performed during the year ended March 31, 2007 compared to no such work performed during the period ended March 31, 2006. Amortization expense increased by $(22,000) as a result of acquisition fees and costs being capitalized and amortized during the year ended March 31, 2007. No acquisition fees and costs were capitalized as of March 31, 2006. Interest income increased by $400,000 due to the large increase in the cash balance for the year ended March 31, 2007 due to the Partnership Units sold, compared to March 31, 2006. The increase in cash is due to the Partnership concluding the selling of Partnership Units during the year ended March 31, 2007.

YEAR ENDED MARCH 31, 2006 The Partnership commenced operations on December 14, 2005. Therefore, there are no comparative results of operations or financial condition from prior periods to report. A loss of approximately, $(74,000) from operations occurred of which $(75,000) was organization costs. In addition, there were no Low Income Housing Tax Credits available for allocation to the partners, due to the fact that as of March 31, 2006 there were no investments in Local Limited Partnerships.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2009 COMPARED TO YEAR ENDED MARCH 31, 2008 Net cash used during the year ended March 31, 2009 was $(2,193,000) compared to net cash used during the year ended March 31, 2008 of $(8,249,000), reflecting a change of $6,056,000. During the year ended March 31, 2009, the Partnership paid capital contributions to Local Limited Partnerships in the amount of $(2,135,000) compared to $(8,512,000) for the year ended March 31, 2008, which is a net difference of $6,377,000. Capital contributions to Local Limited Partnerships are usually paid within the first two years of acquiring the interests, once certain benchmarks are met. A decrease in payments is the result of some of the

Local Limited Partnerships having received all or substantially all their capital contributions as of March 31, 2008. During the year ended March 31, 2008, the Partnership collected $142,000 in promissory notes receivable compared to no collections during the year ended March 31, 2009. The Partnership also paid offering costs of $(24,000) during the same time period. During the year ended March 31, 2008, the Partnership paid the General Partner or an affiliate $(129,000) in accrued asset management fees compared to $(18,000) paid during the year ended March 31, 2009. The Partnership had high interest income during the year ended March 31, 2008, so it paid asset management fees during that year. There was $(20,000) paid to the General Partner or an affiliate during the year ended March 31, 2009 for reimbursement of operating expenses paid by the General Partner on behalf of the Partnership compared to $(28,000) paid during the year ended March 31, 2008. Additionally, during the year ended March 31, 2009 the Partnership paid $(18,000) in accrued expenses for accounting work that had been performed. The Partnership also received $(292,000) less interest income during the year ended March 31, 2009, as described above in the results of operations discussion.

YEAR ENDED MARCH 31, 2008 COMPARED TO YEAR ENDED MARCH 31, 2007 Net cash used during the year ended March 31, 2008 was $(8,249,000), compared to net cash provided during the year ended March 31, 2007 of $6,717,000, reflecting a change of $14,966,000. During the year ended March 31, 2007, the Partnership received $14,066,000 in cash for the sale of Partnership Units. There were no sales during the year ended March 31, 2008, since sales concluded by March 31, 2007. The Partnership did collect $142,000 in promissory notes during the year ended March 31, 2008. Also, during the year ended March 31, 2007, the Partnership paid $(1,720,000) in offering expenses which were related to the Partnership Units that had been sold in the year, compared to only $(24,000) in offering expenses paid during the year ended March 31, 2008. The expenses during the year ended March 31, 2008 were commission payments related to the promissory notes that were collected during the year ended March 31, 2008. Additionally, during the year ended March 31, 2007, the Partnership paid an investor $(28,000) for an overpayment that had occurred prior to March 31, 2006. During the year ended March 31, 2007, the Partnership paid the General Partner or an affiliate $(1,267,000) for acquisition fees and costs, which are paid during the selling stage of the Partnership. The Partnership also paid $(4,651,000) in capital contribution payments to Local Limited Partnerships it had acquired during the year ended March 31, 2007, compared to $(8,512,000) during the year ended March 31, 2008. Capital contribution payments are generally made within the first two years of acquiring the interests in Local Limited Partnerships. The Partnership also paid the General Partner or an affiliate $(129,000) in asset management fees and $(28,000) for reimbursement of operating expenses paid on the Partnerships behalf, for the year ended March 31, 2008, compared to $(10,000) in asset management fees and $(27,000) for reimbursement of operating expenses paid on the Partnerships behalf being paid during the year ended March 31, 2007.

YEAR ENDED MARCH 31, 2007 COMPARED TO PERIOD ENDED MARCH 31, 2006 Net cash provided during the year ended March 31, 2007 was $6,717,000, compared to net cash provided during the period ended March 31, 2006 of $5,247,000, reflecting a change of $1,470,000. During the period ended March 31, 2006, the Partnership received $6,757,000 in cash for the sale of Partnership Units, compared to $14,066,000 collected in cash for the sale of Partnership Units for the year ended March 31, 2007. During the period ended March 31, 2006, the Partnership collected $28,000 which was an overpayment for a subscription in the Partnership. The full amount was refunded to the investor during the year ended March 31, 2007. During the period ended March 31, 2006, the Partnership paid $(844,000) in offering expenses which were related to the Partnership Units that had been sold during the period, compared to $(1,720,000) in offering expenses paid during the year ended March 31, 2007. The increase is proportionate to the increase in the sale of Partnership Units. During the year ended March 31, 2007, the Partnership paid the General Partner or an affiliate $(1,267,000) for acquisition costs and fees, which are paid during the selling stage of the Partnership, compared to $(621,000) that was paid during the period ended March 31, 2006. The Partnership also paid $(4,651,000) in capital contribution payments to Local Limited Partnerships it had acquired during the year ended March 31, 2007, compared to no capital contributions during the period ended March 31, 2006. As of March 31, 2006, the Partnership had not yet acquired any interests in Local Limited Partnerships. The Partnership also paid the General Partner or an affiliate $(10,000) in asset management fees and $(27,000) for reimbursement of operating expenses paid on the Partnerships behalf for the year ended March 31, 2007, compared to no asset management fees being paid and no reimbursement of operating expenses during the period ended March 31, 2006.

YEAR ENDED MARCH 31, 2006 The Partnership had cash used in operating activities of approximately $(73,000), cash used in investing activities of approximately $(621,000) and cash provided by financing activities of approximately $5,940,000 for the period ended March 31, 2006.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased (decreased) by approximately $161,000, $28,000 and $70,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2011.

OTHER MATTERS

One Local Limited Partnership Davenport Housing VII, L.P., ("Davenport") started construction in October 2006 and was scheduled to be completed in June 2008. Construction was delayed due to the original Local General Partner defaulting on his construction guarantee and resulting disputed mechanic liens on the property. In November 2008, the original Local General Partner was replaced with a new Local General Partner, Shelter Resource Corporation due to restrictions implemented by the Iowa Finance Authority ("IFA"). Subsequently with IFA's approval the defaulting original Local General Partner was removed from the Partnership leaving Shelter Resource Corporation as the sole Local General Partner.

As of March 31, 2009 the property was 75% completed and a certificate of occupancy was granted for both buildings in December 2009. The Partnership engaged all sub-contractors to sign new construction contracts, along with lien releases for any and all work done after their engagement. Subsequent to March 31, 2009 the Partnership has voluntarily advanced $846,175 to Davenport for construction related costs.

It is anticipated that the project will be fully completed as of March 31, 2010 and achieve stabilized operations by May 31, 2010. Davenport has been awarded state historical tax credits from the State of Iowa, federal historical credits and federal Low Income Housing Tax Credits. The State historical credits are given in the form of a refund check from the State in conjunction with the State tax return filing. The net amount of the check after applicable federal taxes will be contributed back to the property to help fund construction shortfalls. Davenport was also allocated additional federal Low Income Housing Tax Credits as well as federal historical tax credits. Upon the Limited Partners' approval of the disposition of Sierra Run's and Fernwood, the Partnership will purchase the additional credits. See the exit strategy in footnote 1 regarding the disposition of Sierra's Run and Fernwood.

PARTNERSHIP'S FUTURE CONTRACTUAL CASH OBLIGATIONS

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2009:


                                  2010        2011       2012        2013       2014      THEREAFTER      TOTAL
                               -----------  ---------  ---------   ---------  ---------  ------------  ------------
Asset management fees          $   437,060  $ 178,500  $ 178,500   $ 178,500  $ 178,500  $  9,996,000  $ 11,147,060
Payable to Local Limited
   Partnerships                  1,110,039          -          -           -          -             -     1,110,039
                               -----------  ---------  ---------   ---------  ---------  ------------  ------------
Total contractual cash
   obligations                 $1,547,099   $ 178,500  $ 178,500   $ 178,500  $ 178,500  $  9,996,000  $ 12,257,099
                               ===========  =========  =========   =========  =========  ============  ============

(1) Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2070. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until December 31, 2070.
     Amounts due to the General Partner as of March 31, 2009 have been included in the 2010 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees and payables due to Local Limited Partnerships, see Notes and 3 and 4 to the financial statements included elsewhere herein.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership has no off-balance sheet arrangements.


EXIT STRATEGY

See Item 1 for information in this regard.


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

See footnote 1 to the financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOVE MARKET RISK

NOT APPLICABLE


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 13

     We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 13 (a California Limited Partnership) (the Partnership) as of March 31, 2009, 2008, 2007 and 2006, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the four-year period ended March 31, 2009. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships for which investments represent $6,066,353, $8,363,382, $432,113 and $0 of the total Partnership assets as of March 31, 2009, 2008, 2007 and 2006, respectively, and $(2,254,801), $(1,609,127), $(31,301) and $0 of the total Partnership loss for the years ended March 31, 2009, 2008, 2007 and 2006, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 13 (a California Limited Partnership) as of March 31, 2009, 2008, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the four-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to years above are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Reznick Group, P.C.
-----------------------

Bethesda, Maryland
March 31, 2010

                       PAILET, MEUNIER AND LEBLANC, L.L.P.
                          Certified Public Accountants
                             Management Consultants



                          INDEPENDENT AUDITOR'S REPORT


To the Partners
HEAD CIRCLE, L.P.


         We have audited the accompanying balance sheets of HEAD CIRCLE, L.P., RHS PROJEST NO. 28-067-342016511, as of December 31, 2006 and 2005 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HEAD CIRCLE, L.P. as of December 31, 2006 and 2005 the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 28, 2007 on our consideration of HEAD CIRCLE, L.P.'s internal control over financial reporting and on its compliance with laws and regulations applicable to the financial statements.



/s/ Pailet, Meunier and LeBlanc, L.L.P,
---------------------------------------


Metairie, Louisiana
January 28, 2007





  3421 N. Causeway Blvd., Suite 701, Metairie, LA 70002 Telephone (504) 837-0770 . Fax (504) 837-7102
                                             Member of
 IGAF Worldwide - Member Firms in Principal Cities - PCAOB - Public Company Accounting Oversight Board
                 AICPA Centers - Center for Public Company Audit Firms (SEC)
        Governmental Audit Quality Center - Private Companies Practice Section (PCPS)

                       PAILET, MEUNIER AND LEBLANC, L.L.P.
                          Certified Public Accountants
                             Management Consultants

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
HEAD CIRCLE, L.P.
Ruleville, Mississippi

and

USDA Rural Development Servicing Office
Greenville, Mississippi

         We have audited the accompanying balance sheets of HEAD CIRCLE, L.P., RHS PROJEST NO. 28-067-342016511, as of December 31, 2007 and 2006 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HEAD CIRCLE, L.P. as of December 31, 2007 and 2006 the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 15, 2008 on our consideration of HEAD CIRCLE, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of out audit.

/s/ Pailet, Meunier and LeBlanc, L.L.P,
---------------------------------------

Metairie, Louisiana
February 15, 2008


 3421 N. Causeway Blvd., Suite 701, Metairie, LA 70002 Telephone (504) 837-0770 . Fax (504) 837-7102
                                          Member of
IGAF Worldwide - Member Firms in Principal Cities - PCAOB - Public Company Accounting Oversight Board
                  AICPA Centers - Center for Public Company Audit Firms (SEC)
           Governmental Audit Quality Center - Private Companies Practice Section (PCPS)

                       PAILET, MEUNIER AND LEBLANC, L.L.P.
                          Certified Public Accountants
                             Management Consultants

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
HEAD CIRCLE, L.P.
Ruleville, Mississippi

and

USDA Rural Development Servicing Office
Greenville, Mississippi

         We have audited the accompanying balance sheets of HEAD CIRCLE, L.P., RHS PROJEST NO. 28-067-038654099, as of December 31, 2008 and 2007 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HEAD CIRCLE, L.P. as of December 31, 2008 and 2007 the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 6, 2009 on our consideration of HEAD CIRCLE, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of out audit.

/s/ Pailet, Meunier and LeBlanc, L.L.P,
---------------------------------------

Metairie, Louisiana
February 6, 2009


 3421 N. Causeway Blvd., Suite 701, Metairie, LA 70002 Telephone (504) 837-0770 . Fax (504) 837-7102
                                           Member of
IGAF Worldwide - Member Firms in Principal Cities - PCAOB - Public Company Accounting Oversight Board
                  AICPA Centers - Center for Public Company Audit Firms (SEC)
             Governmental Audit Quality Center - Private Companies Practice Section (PCPS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Fernwood Meadows, L.P.
Fernley, Nevada

We have audited the accompanying balance sheets of Fernwood Meadows, L.P. (the Partnership), as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' equity and cash flows for the year ended December 31, 2008 and the period from November 2, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States of America) and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express on such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2008 and 2007, and the results of its operations, changes in partners' equity and cash flows for the year ended December 31, 2008 and the period from November 2, 2007 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated March 25, 2009, on our consideration of the Partnership's internal control over financial reporting and out tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the result of our audit.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The accompanying supplemental information shown on page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the partnership. Such information had been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Child, Van Wagoner & Bradshaw
---------------------------------
Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Sierra's Run L.P.
Fernley, Nevada

We have audited the accompanying balance sheets of Sierra's Run L.P. (the Partnership), as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' equity and cash flows for the year ended December 31, 2008, and the period from March 12, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States of America) and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express on such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2008 and 2007, and the results of its operations, and its cash flows for the year ended December 31, 2008, and the period of March 12, 2007 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated March 26, 2009, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING Standards and should be read in conjunction with this report in considering the result of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The accompanying supplemental information shown on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information had been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Child, Van Wagoner & Bradshaw
---------------------------------

Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 26, 2009

                      PAILET, MEUNIER and LeBLANC, L.L.P.
                          Certified Public Accountants
                             Management Consultants


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Pleasant Village Limited Partnership
Portland, Oregon


We have audited the accompanying balance sheets of Pleasant Village Limited Partnership, HUD section 8 contract Nos. TX16L000047 and TX16M000310, as of December 31, 2007 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Village Limited Partnership HUD section 8 contract Nos. TX16L000047 and TX16M000310, as of December 31, 2007 and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated July 1, 2008 on our consideration of Pleasant Village Limited Partnership's internal control, and reports dated July 1, 2008, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.



/s/ Pailet, Meunier and LeBlanc, L.L.P,
---------------------------------------


Metairie, Louisiana
July 1, 2008

             3421 N. Causeway Blvd., Suite 701, Metairie, LA 70002
                  Telephone (504) 837-0770. Fax (504) 837-7102
                                    Member of
                 IGAF Worldwide Member Firms in Principal Cities
                PCAOB Public Company Accounting Oversight Board
           AICPA Centers Center for Public Company Audit Firms (SEC)
  Governmental Audit Quality Center Private Companies Practice Section (PCPS)

                      PAILET, MEUNIER and LeBLANC, L.L.P.
                          Certified Public Accountants
                             Management Consultants


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Pleasant Village Limited Partnership
Portland, Oregon


We have audited the accompanying balance sheets of Pleasant Village Limited Partnership, HUD section 8 contract Nos. TX16L000047 and TX16M000310, as of December 31, 2008 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Village Limited Partnership HUD section 8 contract Nos. TX16L000047 and TX16M000310, as of December 31, 2008 and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated May 7, 2009 on our consideration of Pleasant Village Limited Partnership's internal control, and reports dated May 7, 2009 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/ Pailet, Meunier and LeBlanc, L.L.P,
---------------------------------------


Metairie, Louisiana
May 7, 2009


              3421 N. Causeway Blvd., Suite 701, Metairie, LA 70002
                  Telephone (504) 837-0770. Fax (504) 837-7102
                                    Member of
                 IGAF Worldwide Member Firms in Principal Cities
                 PCAOB Public Company Accounting Oversight Board
            AICPA Centers Center for Public Company Audit Firms (SEC) Governmental Audit Quality Center Private Companies Practice Section (PCPS)

                      PAILET, MEUNIER and LeBLANC, L.L.P.
                          Certified Public Accountants
                             Management Consultants


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Grove Village Limited Partnership
Portland, Oregon


We have audited the accompanying balance sheets of Grove Village Limited Partnership, owner of Grove Village Limited Partnership, HUD section 8 contract Nos. TX16L00024 and TX16M000311, as of December 31, 2008 and the related statements of operation, changes in partners equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Village Limited Partnership as of December 31, 2008 and the results of its operations, changes in partners equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated May 7, 2009 on our consideration of Grove Village Limited Partnership's internal control, and reports dated May 7, 2009, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/ Pailet, Meunier and LeBlanc, L.L.P,
---------------------------------------


Metairie, Louisiana
May 7, 2009


              3421 N. Causeway Blvd., Suite 701, Metairie, LA 70002
                  Telephone (504) 837-0770. Fax (504) 837-7102
                                    Member of
                 IGAF Worldwide Member Firms in Principal Cities
                 PCAOB Public Company Accounting Oversight Board
            AICPA Centers Center for Public Company Audit Firms (SEC) Governmental Audit Quality Center Private Companies Practice Section (PCPS)

                      PAILET, MEUNIER and LeBLANC, L.L.P.
                          Certified Public Accountants
                             Management Consultants


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Grove Village Limited Partnership
Portland, Oregon


We have audited the accompanying balance sheets of Grove Village Limited Partnership, owner of Grove Village Limited Partnership, HUD section 8 contract Nos. TX16L00024 and TX16M000311, as of December 31, 2007 and the related statements of operation, changes in partners equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Village Limited Partnership as of December 31, 2007 and the results of its operations, changes in partners equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated June 30, 2008 on our consideration of Grove Village Limited Partnership's internal control, and reports dated June 30, 2008, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/ Pailet, Meunier and LeBlanc, L.L.P,
---------------------------------------


Metairie, Louisiana
June 30, 2008


              3421 N. Causeway Blvd., Suite 701, Metairie, LA 70002
                  Telephone (504) 837-0770. Fax (504) 837-7102
                                    Member of
                 IGAF Worldwide Member Firms in Principal Cities
                 PCAOB Public Company Accounting Oversight Board
            AICPA Centers Center for Public Company Audit Firms (SEC) Governmental Audit Quality Center Private Companies Practice Section (PCPS)


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS




                                                                                       MARCH 31,
                                                        ---------------------------------------------------------------------
                                                            2009               2008               2007               2006
                                                        ------------       ------------       ------------       ------------
ASSETS
  Cash and cash equivalents                             $  1,522,248       $  3,715,123       $ 11,964,300       $  5,247,602
  Investments in Local Limited Partnerships, net
     (Notes 2 and 3)                                      13,242,305         15,943,480          8,726,771                 --
  Due from dealers and investors (Note 6)                         --                 --                 --            816,640
  Prepaid acquisition fees and costs (Note 3)                     --                 --            910,151            692,190
                                                        ------------       ------------       ------------       ------------
    TOTAL ASSETS                                        $ 14,764,553       $ 19,658,603       $ 21,601,222       $  6,756,432
                                                        ============       ============       ============       ============

LIABILITIES AND PARTNERS' EQUITY
    (DEFICIT)

Liabilities:
  Payables to Local Limited Partnerships (Note 4)       $  1,110,039       $  3,353,604       $  3,641,780       $         --
  Accrued fees and expenses due to General Partner
      and Affiliates (Note 3)                                291,539            111,896             83,688            120,215
  Accrued expenses                                                --             17,765              8,000                 --
  Due to investors (Note 7)                                       --                 --                 --             27,500
                                                        ------------       ------------       ------------       ------------
     TOTAL LIABILITIES                                     1,401,578          3,483,265          3,733,468            147,715
                                                        ------------       ------------       ------------       ------------


Partners' equity (deficit)
  General Partner                                             (4,796)            (1,984)              (174)                26
  Limited Partners (25,000 Partnership Units
     authorized, 20,981, 20,981, 20,981 and 7,691
     Partnership Units issued and outstanding at
     March 31, 2009, 2008, 2007 and 2006,
     respectively)                                        13,367,771         16,177,322         17,867,928          6,608,691
                                                        ------------       ------------       ------------       ------------

     Total Partners' Equity (Deficit)                     13,362,975         16,175,338         17,867,754          6,608,717
                                                        ------------       ------------       ------------       ------------
           TOTAL LIABILITIES AND PARTNERS' EQUITY       $ 14,764,553       $ 19,658,603       $ 21,601,222       $  6,756,432
                                                        ============       ============       ============       ============





                                          See accompanying notes to financial statements


                                        WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                                                (A CALIFORNIA LIMITED PARTNERSHIP)

                                                     STATEMENTS OF OPERATIONS

                                        FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
                                   FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                                                      THROUGH MARCH 31, 2006


                                                             FOR THE YEARS ENDED MARCH 31,
                                         -----------------------------------------------------------------
                                                                                                               FOR THE PERIOD
                                                                                                              DECEMBER 14, 2005
                                                                                                                   (DATE
                                                                                                                 OPERATIONS
                                                                                                                  COMMENCED)
                                                                                                                  THROUGH
                                                  2009                 2008                  2007               MARCH 31, 2006
                                         -------------------    -------------------    -------------------    -------------------

Reporting fees                           $             7,333    $                --    $                --    $                --
Other income                                              --                      7                      9                     --
                                         -------------------    -------------------    -------------------    -------------------
   Total operating income                              7,333                      7                      9                     --

Operating expenses:
    Amortization                                      68,700                 57,368                 21,867                     --
    Asset management fees                            178,693                157,777                 79,518                     --
    Asset management expenses                         15,047                 18,372                 13,862                     --
    Organization costs                                    --                     --                     --                 75,000
    Accounting and legal fees                         19,861                 14,596                 28,247                    500
    Write off of advances to a Local
     Limited Partnership (Note 8)                     22,311                     --                     --                     --
    Impairment loss                                   80,344                     --                     --                     --
    Other                                              3,927                  6,369                  4,586                  1,065
                                         -------------------    -------------------    -------------------    -------------------
      Total operating expenses                       388,883                254,482                148,080                 76,565
                                         -------------------    -------------------    -------------------    -------------------

Loss from operations                                (381,550)              (254,475)              (148,071)               (76,565)

Equity in losses of Local Limited
   Partnerships                                   (2,443,000)            (1,859,713)              (453,675)                    --

Interest income                                       12,187                303,809                402,245                  2,227
                                         -------------------    -------------------    -------------------    -------------------

Net loss                                 $        (2,812,363)   $        (1,810,379)   $          (199,501)   $           (74,338)
                                         ===================    ===================    ===================    ===================

Net loss allocated to:
   General Partner                       $            (2,812)   $            (1,810)   $              (200)   $               (74)
                                         ===================    ===================    ===================    ===================

   Limited Partners                      $        (2,809,551)   $        (1,808,569)   $          (199,301)   $           (74,264)
                                         ===================    ===================    ===================    ===================

Net loss per Partnership Unit            $           (133.91)   $            (86.20)   $            (11.42)   $            (16.04)
                                         ===================    ===================    ===================    ===================

Outstanding weighted Partnership Units                20,981                 20,981                 17,456                  4,630
                                         ===================    ===================    ===================    ===================

                                          See accompanying notes to financial statements


                                          WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                                                (A CALIFORNIA LIMITED PARTNERSHIP)

                                                  STATEMENTS OF PARTNERS' EQUITY

                                        FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
                                   FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                                                      THROUGH MARCH 31, 2006


                                                               GENERAL            LIMITED
                                                               PARTNER            PARTNERS            TOTAL
                                                            ------------       ------------       ------------

   Contribution from General Partner and initial
      limited partner                                       $        100       $      1,000       $      1,100
                                                            ------------       ------------       ------------

Partners' equity at March 31, 2005                                   100              1,000              1,100

   Sale of Partnership Units (net of discounts of $15)                --          7,690,985          7,690,985

   Sale of Partnership Units issued in exchange for
      promissory notes (Note 6)                                       --           (117,500)          (117,500)

   Offering expenses                                                  --           (891,530)          (891,530)

   Net loss                                                          (74)           (74,264)           (74,338)
                                                            ------------       ------------       ------------

Partners' equity at March 31, 2006                                    26          6,608,691          6,608,717

   Sale of Partnership Units (net of discounts of
      $15,585)                                                        --         13,274,415         13,274,415

   Sale of Partnership Units issued in exchange for
      promissory notes (Note 6)                                       --            (24,585)           (24,585)

   Offering expenses                                                  --         (1,721,292)        (1,721,292)

   Syndication costs                                                                (70,000)           (70,000)

   Net loss                                                         (200)          (199,301)          (199,501)
                                                            ------------       ------------       ------------

Partners' equity (deficit) at March 31, 2007                        (174)        17,867,928         17,867,754

   Collection of promissory notes                                     --            142,085            142,085

   Offering expenses                                                  --            (24,122)           (24,122)

   Net loss                                                       (1,810)        (1,808,569)        (1,810,379)
                                                            ------------       ------------       ------------

Partners equity (deficit) at March 31, 2008                       (1,984)        16,177,322         16,175,338

   Net loss                                                       (2,812)        (2,809,551)        (2,812,363)
                                                            ------------       ------------       ------------

Partners equity (deficit) at March 31, 2009                 $     (4,796)      $ 13,367,771       $ 13,362,975
                                                            ============       ============       ============

                                          See accompanying notes to financial statements


                                          WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                                                (A CALIFORNIA LIMITED PARTNERSHIP)

                                                     STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
                                   FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                                                      THROUGH MARCH 31, 2006


                                                                                                             FOR THE PERIOD
                                                                                                            DECEMBER 14, 2005
                                                                                                            (DATE OPERATIONS
                                                                                                               COMMENCED)
                                                                                                                 THROUGH
                                                             2009               2008             2007         MARCH 31, 2006
                                                         ------------      ------------      ------------     --------------
Cash flows from operating activities:
     Net loss                                            $ (2,812,363)     $ (1,810,379)     $   (199,501)     $    (74,338)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
      Amortization                                             68,700            57,368            21,867                --
      Equity in losses of Local Limited Partnerships        2,443,000         1,859,713           453,675                --
      Impairment loss                                          80,344                --                --                --
      Change in accrued expenses                              (17,765)            9,765             8,000                --
      Change in accrued fees and expenses due
         to General Partner and affiliates                    179,643            28,208            33,263             1,565
                                                         ------------      ------------      ------------      ------------

Net cash provided by (used in) operating activities           (58,441)          144,675           317,304           (72,773)
                                                         ------------      ------------      ------------      ------------

Cash flows used in investing activities:
   Investments in Local Limited Partnerships               (2,135,434)       (8,511,815)       (4,651,355)               --
   Distributions received from Local Limited                       --                --                --
      Partnerships                                              1,000
   Capitalized warehouse interest and costs                        --                --            (1,039)               --
   Capitalized acquisition fees and costs paid                     --                --          (978,139)               --
   Prepaid acquisition fees and costs paid                         --                --          (289,151)         (621,000)
   Advances to Local Limited Partnerships                     (22,311)               --                --                --
   Write off of advances to Local Limited
       Partnerships                                            22,311                --                --                --
                                                         ------------      ------------      ------------      ------------

Net cash used in investing activities                      (2,134,434)       (8,511,815)       (5,919,684)         (621,000)
                                                         ------------      ------------      ------------      ------------

Cash flows from financing activities:
   Overpayment received (refund of) subscriptions                  --                --           (27,500)           27,500
   Receipts from sales of Partnership Units                        --           142,085        14,066,470         6,756,860
   Offering expenses paid                                          --           (24,122)       (1,719,892)         (844,085)
                                                         ------------      ------------      ------------      ------------

Net cash provided by financing activities                          --           117,963        12,319,078         5,940,275
                                                         ------------      ------------      ------------      ------------

Net increase (decrease) in cash and cash
    equivalents                                            (2,192,875)       (8,249,177)        6,716,698         5,246,502

Cash and cash equivalents, beginning of period              3,715,123        11,964,300         5,247,602             1,100
                                                         ------------      ------------      ------------      ------------

Cash and cash equivalents, end of period                 $  1,522,248      $  3,715,123      $ 11,964,300      $  5,247,602
                                                         ============      ============      ============      ============

                                          See accompanying notes to financial statements



                                          WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                                                (A CALIFORNIA LIMITED PARTNERSHIP)

                                                STATEMENT OF CASH FLOWS - CONTINUED

                                       FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007 AND
                                     FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                                                      THROUGH MARCH 31, 2006


                                                                                                                   FOR THE PERIOD
                                                                                                                 DECEMBER 14, 2005
                                                                                                                  (DATE OPERATIONS
                                                                                                                      COMMENCED)
                                                                                                                       THROUGH
                                                             2009                2008                2007           MARCH 31, 2006
                                                       ----------------    ----------------    ----------------    ----------------

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Taxes paid                                          $            800    $            800    $            800    $            800
                                                       ================    ================    ================    ================
SIGNIFICANT NONCASH INVESTING AND FINANCING
   ACTIVITES
    The Partnership increased prepaid acquisition
     fees and costs and due to General Partner and
     affiliates for unpaid acquisition fees and
     costs                                             $             --    $             --    $             --    $         71,190
                                                       ================    ================    ================    ================
    The Partnership increased accrued fees and
     expenses due to General Partner and affiliates
     and decreased equity for offering expenses not
     paid                                              $             --    $             --    $          1,400    $         47,460
                                                       ================    ================    ================    ================
    The Partnership increased due from investors
     and  dealers and limited partner equity for
     unpaid subscriptions                              $             --    $             --    $             --    $        816,640
                                                       ================    ================    ================    ================
    The Partnership increased its investment in
     Local Limited Partnerships for unpaid capital
     contributions payable to Local Limited
     Partnerships                                      $             --    $      2,252,595    $      3,641,780    $            --
                                                       ================    ================    ================    ================
    The Partnership decreased its investment in
     Local Limited Partnerships and Limited
     Partners' equity for syndication costs            $             --    $             --    $         70,000    $             --
                                                       ================    ================    ================    ================
    The Partnership increased its investment in
     Local Limited Partnerships and decreased
     prepaid acquisition fees and costs                $             --    $        910,151    $             --    $             --
                                                       ================    ================    ================    ================
    The Partnership decreased its investment in
     Local Limited Partnerships and capital
     contributions payable to Local Limited
     Partnerships for tax credit adjusters             $        108,131    $             --    $             --    $             --
                                                       ================    ================    ================    ================
    The Partnership decreased its prepaid
     acquisition fees and costs and accrued
     fees and expenses due to General Partner and
     affiliates                                        $             --    $             --    $         71,190    $             --
                                                       ================    ================    ================    ================

                                          See accompanying notes to financial statements

                                                                48

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
          FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                             THROUGH MARCH 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 13, a California Limited Partnership (the "Partnership"), was formed on February 7, 2005 under the laws of the State of California, and commenced operations on December 14, 2005. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which owns multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC National Partners, LLC (the "General Partner".) The general partner of the General Partner is WNC & Associates, Inc. ("Associates"). The chairman and the president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership and General Partner have no employees of their own.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the "SEC") on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. As of March 31, 2006, subscriptions for 7,691 Partnership Units had been accepted by the Partnership. As of March 31, 2007 total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as "Limited Partners." The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. This offering was closed on September 21, 2006.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
          FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                             THROUGH MARCH 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years (the "Compliance Period"), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
          FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                             THROUGH MARCH 31, 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2011.

Exit Strategy
-------------

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

With that in mind, as of March 31, 2009, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have satisfied the IRS compliance requirements. Once the Housing Complexes have satisfied the IRS compliance requirements, the review will take into many consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

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

Subsequent to March 31, 2009, on December 24, 2009 the Partnership identified two Local Limited Partnerships, Fernwood Meadows, L.P. ("Fernwood") and Sierra's Run, L.P. ("Sierra's Run") for disposition in order to generate sufficient equity to complete the purchase of Davenport Housing VII, L.P. (See footnote 3 to the audited financial statements.) On February 12, 2010, Fernwood and Sierra's Run were sold, subject to a condition subsequent that the Limited Partners approve the sales by a majority in interest of the Limited Partners. The approval of the Limited Partners will be sought as the transfers were to a limited partnership that is affiliated with the Partnership. Fernwood and Sierra's Run were sold for an aggregate purchase price of $2,829,427. The Partnership's net investment balances in Fernwood and Sierra's Run were $1,904,702 and $1,805,558, respectively, at the time of the sale. Accordingly, the Partnership would recognize a loss on the sale of Local Limited Partnerships in the amount of approximately $881,000 if the sales are approved by the Limited Partners.

Fernwood and Sierra's Run will complete their 15-year compliance periods in 2022; therefore there is a risk of tax credit recapture. The maximum exposure of recapture (excluding the interest and penalties related to the recapture) is $177,508 and $170,246, respectively, for Fernwood and Sierra's Run, which equates to $16.57 per Partnership Unit in the aggregate. Under the circumstances, the General Partner believes there is a reasonable expectation that each Local Limited Partnership will continue to be operated as qualified low income housing for the balance of its compliance period, and, accordingly, does not anticipate that there will be any recapture.

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
          FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                             THROUGH MARCH 31, 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------


such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 27.5 years. (See Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December
31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are considered Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received from the Local General Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2009, no investment accounts in Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2009, 2008, 2007 and 2006, the Partnership had cash equivalents of $1,484,626, $3,664,000, $11,871,000 and $5,000,000, respectively.

Reporting Comprehensive Income
------------------------------

The STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 130, REPORTING COMPREHENSIVE INCOME established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, EARNINGS PER SHARE. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
          FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                             THROUGH MARCH 31, 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

Partners by the weighted average Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Concentration of Credit Risk
----------------------------

At March 31, 2009, 2008, 2007 and 2006, the Partnership maintained cash and cash equivalent balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liabilities and or benefits from income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Revenue Recognition
-------------------

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization
------------

Acquisition fees and costs included in investments in Local Limited Partnerships are being amortized over 27.5 years using the straight-line method. Amortization expense for the years ended March 31, 2009, 2008 and 2007 was $68,700, $57,368 and $21,867, respectively, and there was no amortization expense for the period ended March 31, 2006. Future estimated amortization expense for the years through March 31, 2014 is $68,700.

Impairment
----------

A loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the Partnership's carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2009, 2008 and 2007, impairment loss related to investments in Local Limited Partnerships was $80,344, $0 and $0, respectively. For the period ending March 31, 2006, there was no impairment loss. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investments carrying amount after

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
          FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                             THROUGH MARCH 31, 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------


impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of all investments. During each of the years ended March 31, 2009, 2008 and 2007, and during the period ending March 31, 2006, there was no impairment loss recorded on the related intangibles.

Syndication Costs
-----------------

Costs paid in connection with the offering of the Partnership Units are charged against the Limited Partner's equity as incurred.

Offering Expenses
-----------------

Nonaccountable organization and offering expense reimbursements are included as syndication costs and charged against the Limited Partners equity, except for $75,000 which was charged to operations during the year ended March 31, 2006. The sales commission that was paid to third-party broker dealers for the selling of Partnership Units were also included as syndication costs and charged against the Limited Partners' equity.

Impact of New Accounting Pronouncements
---------------------------------------

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2008, the FASB issued FASB Staff Position 157-2 ("FAS FSP 157-2"), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership's financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that this pronouncement will have a material impact on the Partnership's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R) ("SFAS 141R"), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS 141R also requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target's assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Partnership is currently evaluating the impacts and disclosures of this pronouncement, but would not expect SFAS 141R to have a material impact on the Partnership's financial statements.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
          FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                             THROUGH MARCH 31, 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

On December 4, 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership's financial statements.

In November 2008 the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments. This Issue shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The transition disclosures in paragraphs 17 and 18 of Statement 154 shall be provided, if applicable. The Partnership does not expect this pronouncement to have a material impact on the Partnership's financial statements.

In December 2008, the FASB issue FASB No. FAS 140-4 and FIN46(R)-8 (the "FSP"), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. It amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. The FSP is effective for public companies in their first reporting period (interim or annual) that ends after December 15, 2008. The FSP also amends FIN46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The Partnership does not expect the FSP to have a material impact on the Partnership's financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments." The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The FSP is effective for the Partnership as of June 30, 2009 and the Partnership does not expect the FSP will impact the Partnership's financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and will therefore be adopted by the Partnership for the quarter ended June 30, 2009. The adoption is not expected to

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
          FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                             THROUGH MARCH 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------


have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP). The Codification is intended to reorganize, rather than change, existing GAAP. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, all references to currently existing GAAP will be removed and will be replaced with plain English explanations of the Partnership's accounting policies beginning with financial statements for the interim period ended September 30, 2009. The adoption of the Codification is not expected to have a material impact on the Partnership's financial position or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership's financial statements.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the March 31, 2009, 2008, 2007 and 2006 the Partnership has acquired limited partnership interests in 10, 10, 6 and 0, Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 647, 647, 554 and 0 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2009, 2008 and 2007 is approximately $1,893,000, $6,536,000 and $3,447,000 greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnerships financial statements.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
          FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                             THROUGH MARCH 31, 2006


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

A loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the Partnership's carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. Due to current economic conditions, all Local Limited Partnerships were deemed to have no residual value. For the years ended March 31, 2009, 2008 and 2007, impairment loss related to investments in Local Limited Partnerships was $80,344, $0 and $0, respectively. For the period ending March 31, 2006, there was no impairment loss. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investments carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of all investments. During each of the years ended March 31, 2009, 2008 and 2007, and during the period ending March 31, 2006, there was no impairment loss recorded on the related intangibles.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                      FOR THE YEARS ENDED MARCH 31,
                                                            --------------------------------------------------
                                                                 2009              2008               2007
                                                            ------------       ------------       ------------
Investments per balance sheet, beginning of period          $ 15,943,480       $  8,726,771       $         --
Investments purchased and paid                                        --          5,970,905          4,651,355
Additions to capital contributions payable                            --          2,252,595          3,641,780
Distributions received from Local Limited Partnerships            (1,000)                --                 --
Equity in losses of Local Limited Partnerships                (2,443,000)        (1,859,713)          (453,675)
Tax credit adjustments                                          (108,131)               139                 --
Impairment loss                                                  (80,344)                --                 --
Syndication costs                                                     --                 --            (70,000)
Capitalized acquisition cost and fees                                 --            910,151            978,139
Capitalized warehouse interest and costs                              --                 --              1,039
Amortization of acquisition fees and costs                       (68,664)           (57,332)           (21,835)
Amortization of warehouse interest and costs                         (36)               (36)               (32)
                                                            ------------       ------------       ------------

Investments per balance sheet, end of period                $ 13,242,305       $ 15,943,480       $  8,726,771
                                                            ============       ============       ============

                                                                              FOR THE YEARS
                                                                             ENDED MARCH 31,
                                                            -------------------------------------------------
                                                                2009               2008               2007
                                                            -----------        -----------        -----------

Investments in Local Limited Partnerships, net              $11,500,911        $14,133,386        $ 7,769,460
Acquisition fees and costs, net of accumulated
    amortization of $147,831, $79,167 and $21,835             1,740,459          1,809,123            956,304
Warehouse interest and costs, net of accumulated
   amortization of $104, $68 and $32                                935                971              1,007
                                                            -----------        -----------        -----------
Investments per balance sheet, end of period                $13,242,305        $15,943,480        $ 8,726,771
                                                            ===========        ===========        ===========



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
          FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                             THROUGH MARCH 31, 2006


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

The financial information from the individual financial statements of the Local
Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December
31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                               2008                2007              2006
                                                            -----------        -----------        -----------
ASSETS

BUILDINGS AND IMPROVEMENTS, NET OF ACCUMULATED
   DEPRECIATION OF $5,943,000, $4,102,000 AND
   $3,199,000                                               $42,344,000        $40,179,000        $22,105,000
CONSTRUCTION IN PROGRESS                                      4,529,000          4,912,000          4,555,000
LAND                                                          2,370,000          2,413,000          1,607,000
OTHER ASSETS                                                  1,882,000          2,440,000          7,538,000
                                                            -----------        -----------        -----------
     TOTAL ASSETS                                           $51,125,000        $49,944,000        $35,805,000
                                                            ===========        ===========        ===========

LIABILITIES

MORTGAGE AND CONSTRUCTION LOANS PAYABLE                     $21,573,000        $20,006,000        $15,301,000
DUE TO RELATED PARTIES                                        8,136,000         10,910,000          7,618,000
OTHER LIABILITIES                                             2,059,000          1,929,000            527,000
                                                            -----------        -----------        -----------
      TOTAL LIABILITIES                                      31,768,000         32,845,000         23,446,000
                                                            -----------        -----------        -----------

PARTNERS' EQUITY

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13              11,349,000          9,407,000          5,280,000
OTHER PARTNERS                                                8,008,000          7,692,000          7,079,000
                                                            -----------        -----------        -----------
          TOTAL PARTNERS' EQUITY                             19,357,000         17,099,000         12,359,000
                                                            -----------        -----------        -----------
              TOTAL LIABILITIES AND PARTNERS' EQUITY        $51,125,000        $49,944,000        $35,805,000
                                                            ===========        ===========        ===========



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
          FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                             THROUGH MARCH 31, 2006


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                 2008                2007                2006
                                             -----------         -----------         -----------

REVENUES                                     $ 4,516,000         $ 3,426,000         $ 3,297,000
                                             -----------         -----------         -----------

EXPENSES:
  OPERATING EXPENSES                           3,847,000           2,926,000           3,002,000
  INTEREST EXPENSE                             1,219,000           1,446,000             973,000
  DEPRECIATION AND AMORTIZATION                1,894,000             914,000             740,000
                                             -----------         -----------         -----------

   TOTAL EXPENSES                              6,960,000           5,286,000           4,715,000
                                             -----------         -----------         -----------

NET LOSS                                     $(2,444,000)        $(1,860,000)        $(1,418,000)
                                             ===========         ===========         ===========

NET LOSS ALLOCABLE TO THE PARTNERSHIP        $(2,443,000)        $(1,860,000)        $  (527,000)
                                             ===========         ===========         ===========


NET LOSS RECORDED BY THE PARTNERSHIP         $(2,443,000)        $(1,860,000)        $  (454,000)
                                             ===========         ===========         ===========

Certain Local Limited Partnerships have incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

Troubled Housing Complex
------------------------

One Local Limited Partnership, Davenport Housing VII, L.P., ("Davenport") started construction in October 2006 and was scheduled to be completed in June 2008. Construction was delayed due to the original Local General Partner defaulting on his construction guarantee and resulting disputed mechanic liens on the property. In November 2008, the original Local General Partner was replaced with a new Local General Partner, Shelter Resource Corporation due to restrictions implemented by the Iowa Finance Authority ("IFA"). Subsequently, with IFA's approval, the defaulting original Local General Partner was removed from the Partnership leaving Shelter Resource Corporation as the sole Local General Partner.

As of March 31, 2009 construction of the property was 75% complete and a certificate of occupancy was granted for both buildings in December 2009. The Partnership engaged all sub-contractors to sign new construction contracts, along with lien releases for any and all work done after their engagement. Subsequent to March 31, 2009, the Partnership has voluntarily advanced $846,175 to Davenport for construction related costs.

It is anticipated that Davenport will be fully completed by March 31, 2010 and achieve stabilized operations by May 31, 2010. Davenport has been awarded state historical tax credits from the State of Iowa, federal historical credits and federal Low Income Housing Tax Credits. The State historical credits are given in the form of a refund check from the State in conjunction with the State tax return filing. The net amount of the check after applicable federal taxes will be contributed back to the property to help fund construction shortfalls. Davenport was also allocated additional federal Low Income Housing Tax Credits as well as federal historical tax credits. Upon the Limited Partners' approval of the disposition of Sierra's Run and Fernwood, the Partnership will purchase the additional credits. See the exit strategy in footnote 1 regarding the disposition of Sierra's Run and Fernwood.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
          FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                             THROUGH MARCH 31, 2006


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2009, 2008, 2007 and 2006, the Partnership had incurred cumulative acquisition fees of $1,468,670, $1,468,670, $1,468,670 and $538,370, respectively. As of March 31, 2009, 2008, 2007 and 2006, $0, $0,
         $707,895 and $538,370, respectively, were included in prepaid acquisition fees and costs and $1,468,670, $1,468,670, $760,775 and $0, respectively, were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $114,985, $61,577, $16,984 and $0, as of March 31, 2009, 2008, 2007 and
         2006, respectively.

         A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of March 31, 2009, 2008, 2007 and 2006, the Partnership incurred cumulative acquisition costs of $419,620, $419,620, $419,620 and $153,820, respectively. As of March 31, 2009, 2008, 2007 and 2006, $0, $0,
         $202,256 and $153,820, respectively, were included in prepaid acquisition fees and costs and $419,620, $419,620, $217,364 and $0, respectively, were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $32,846, $17,590, $4,851 and $0, as of March 31, 2009, 2008, 2007 and
         2006, respectively.

         A selling commission of 7% of the net proceeds from the sale of the Partnership Units which was paid to WNC Capital Corp., an affiliate of the General Partner. WNC Capital Corp. then paid the commissions to non-affiliated broker dealers for the sale of the Partnership Units. As of March 31, 2009, 2008, 2007 and 2006, the Partnership had incurred cumulative selling commissions of $1,453,084, $1,453,084, $1,428,962 and $505,070, respectively. As of March 31, 2009, 2008, 2007 and 2006,
         $0, $0, $1,400 and $0 of commissions were due to the General Partner or an affiliate.

         A non-accountable organization and offering and underwriting expense reimbursement, collectively equal to 4% of the gross proceeds from the sale of the Partnership Units and a dealer manager fee equal to 2% of the gross proceeds from the sale of the Partnership Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. As of March 31, 2009, 2008, 2007 and 2006, the Partnership incurred cumulative non-accountable organization and offering and underwriting expense reimbursement costs collectively totaling $839,240, $839,240, $839,240 and $307,640, respectively and dealer manager fees totaling $419,620, $419,620, $419,620 and $153,820, respectively. All other organizational and offering expenses, inclusive of the non-accountable organization and offering and underwriting expense reimbursement, and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Partnership Units.

         Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $178,693, $157,777 and $79,518 were incurred during the years ended March 31, 2009, 2008 and 2007, respectively, and $0 was incurred for the period ended March 31, 2006; of which $18,000, $129,436, $10,000 and $0, were paid during the years ended March 31, 2009, 2008 and 2007 and for the period ended March 31, 2006, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
          FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                             THROUGH MARCH 31, 2006


NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

         The Partnership will reimburse the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $19,886, $28,306, $27,490 and $0 during the years ended March 31, 2009, 2008 and 2007, and during the period ended March 31, 2006, respectively.

         A subordinated disposition fee will be paid in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred for the years ended March 31, 2009, 2008 and 2007 and the period ended March 31, 2006.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                           MARCH 31,
                                                        --------------------------------------------------
                                                          2009          2008          2007          2006
                                                        --------      --------      --------      --------
         Asset management fee payable                   $258,552      $ 97,859      $ 69,518      $     --
         Acquisition fees payable                             --            --            --        55,370
         Acquisition expenses payable                         --            --            --        15,820
         Organizational and offering costs
            payable                                           --            --         1,400        47,460
         Reimbursements for expenses paid
            by the General Partner or an affiliate        32,987        14,037        12,770         1,565
                                                        --------      --------      --------      --------

                                                        $291,539      $111,896      $ 83,688      $120,215
                                                        ========      ========      ========      ========

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2011.

NOTE 4- PAYABLES TO LOCAL LIMITED PARTNERSHIPS
----------------------------------------------

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances. During the years ended March 31, 2009, 2008 and 2007, and for the period ending March 31, 2006, payables to Local Limited Partnerships were increased (reduced) for tax credit adjusters in the amounts of $(108,131), $139, $0 and $0, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
          FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                             THROUGH MARCH 31, 2006


NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for each of the four quarters ended March 31, 2009, 2008, 2007 and 2006:

                                             JUNE 30           SEPTEMBER 30       DECEMBER 31           MARCH 31
                                           ------------        ------------       ------------        ------------
               2009
               ----
Income                                     $   2,000           $   6,000           $      --           $      --

Operating expenses                          (148,000)            (74,000)            (73,000)            (94,000)

Loss from operations                        (146,000)            (68,000)            (73,000)            (94,000)

Equity in losses of Local Limited
     Partnerships                           (611,000)           (611,000)           (611,000)           (610,000)

Interest income                                3,000               8,000               1,000                  --

Net loss                                    (754,000)           (671,000)           (683,000)           (704,000)

Net loss available to Limited
     Partners                               (754,000)           (671,000)           (682,000)           (703,000)

Net loss per Partnership Unit                    (36)                (32)                (33)                (34)



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
          FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                             THROUGH MARCH 31, 2006


NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), CONTINUED
---------------------------------------------------------------



               2008                         JUNE 30          SEPTEMBER 30        DECEMBER 31          MARCH 31
               ----                     ---------------     ---------------    ---------------     ---------------

Income                                     $      --           $      --           $      --           $      --

Operating expenses                           (47,000)            (68,000)            (68,000)            (71,000)

Loss from operations                         (47,000)            (68,000)            (68,000)            (71,000)

Equity in losses of Local Limited
     Partnerships                           (454,000)           (460,000)           (473,000)           (473,000)

Interest income                              119,000              97,000              64,000              24,000

Net loss                                    (382,000)           (431,000)           (477,000)           (520,000)

Net loss available to Limited
     Partners                               (382,000)           (430,000)           (477,000)           (520,000)

Net loss per Partnership Unit                    (18)                (20)                (23)                (25)


               2007                        JUNE 30           SEPTEMBER 30        DECEMBER 31           MARCH 31
               ----                     ---------------     ---------------    ---------------     ---------------

Income                                     $      --           $      --           $      --           $      --

Operating expenses                            (6,000)            (43,000)            (54,000)            (45,000)

Loss from operations                          (6,000)            (43,000)            (54,000)            (45,000)

Equity in losses of Local Limited
     Partnerships                            (15,000)            (96,000)           (258,000)            (85,000)

Interest income                               58,000              98,000             126,000             120,000

Net income (loss)                             37,000             (41,000)           (186,000)            (10,000)

Net income (loss) available to
     Limited Partners                         37,000             (41,000)           (186,000)             (9,000)

Net income (loss) per weighted
     average Partnership Unit                      5                  (3)                (11)                 (1)



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
          FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                             THROUGH MARCH 31, 2006


NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), CONTINUED
---------------------------------------------------------------

               2006                        JUNE 30           SEPTEMBER 30        DECEMBER 31          MARCH 31
                                        ---------------     ---------------    ---------------     ---------------

Income                                  $           --      $           --     $          --       $        2,000

Operating expenses                                  --                  --           (35,000)             (41,000)

Equity in losses of Local Limited
     Partnerships                                   --                  --                --                   --

Net loss                                            --                  --           (35,000)             (39,000)

Net Loss available to Limited
     Partners                                       --                  --           (35,000)             (39,000)

Net Loss per weighted average
     Partnership Unit                               --                  --               (12)                  (9)


NOTE 6 -DUE FROM DEALERS AND INVESTORS
--------------------------------------

Limited partners who subscribed for twenty or more Partnership Units could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, and due no later than nine months after the subscription date. As of March 31, 2007 and 2006, the Partnership had received subscriptions for 20,981 and 7,691 Partnership Units, respectively, which included amounts due from dealers totaling $0 and $816,000, respectively, and promissory notes from investors of $142,085 and $117,500, respectively. The Partnership concluded selling Partnership Units as of March 31, 2007. During the year ended March 31, 2008, the promissory notes from investors were paid to the Partnership in full.

NOTE 7 - DUE TO INVESTORS
-------------------------

As of March 31, 2006, the Partnership was overpaid subscriptions by the amount of $27,500. This is reflected as due to investors on the balance sheets. These overpayments were refunded to the investors during the year ended March 31, 2007.

NOTE 8 -ADVANCES TO LOCAL LIMITED PARTNERSHIPS
----------------------------------------------

During the years ended March 31, 2009, 2008 and 2007, the Partnership voluntarily advanced $22,311, $0 and $0, respectively, to one Local Limited Partnership in which the Partnership is a limited partner. The Local Limited Partnership has been experiencing construction issues. The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded. The Partnership did not have any investments in Local Limited Partnerships at March 31, 2006, and therefore no advances had been made as of that date.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, 2007 AND
          FOR THE PERIOD DECEMBER 14, 2005 (DATE OPERATIONS COMMENCED)
                             THROUGH MARCH 31, 2006


NOTE 9 - SUBSEQUENT EVENT
-------------------------

Subsequent to March 31, 2009, the Partnership advanced $846,175 to one Local Limited Partnership, Davenport has been experiencing construction issues. All advances were reserved in full in the period they were advanced. See troubled Housing Complexes in footnote 2 regarding the operational issues of Davenport.

Subsequent to March 31, 2009, on December 24, 2009 the Partnership identified two Local Limited Partnerships, Fernwood and Sierra's Run, for disposition in order to generate sufficient equity to complete the purchase of Davenport
(See troubled Housing Complexes in footnote 3). On February 12, 2010,
Fernwood and Sierra's Run were sold, subject to a condition subsequent that the Limited Partners approve the sales by a majority in interest of the Limited Partners. See the exit strategy in footnote 1 for additional information regarding the disposition of these two Local Limited Partnerships.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

(a)      Disclosure controls and procedures
         ----------------------------------

         As of the end of the periods covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the periods covered by this report, the Partnership's disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership's periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms, consistent with the definition of "disclosure controls and procedures" under the Securities Exchange Act of 1934.

         The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership's periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership's inability to file its periodic reports in a timely manner.

         Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership's periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership's periodic reports.

(b)      Management's annual report on internal control over financial reporting
         -----------------------------------------------------------------------

         The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2009 and 2008. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

                  (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

                  (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership's receipts and expenditures are being made only in accordance with authorization of the management of Associates; and

                  (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

         Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership's most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under "Disclosure controls and procedures", the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31 2009, 2008 and 2007. This annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

         For purposes of the Securities Exchange Act of 1934, the term "material weakness" is a deficiency, or a combination of deficiencies, in a reporting company's internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this
         Item 9A, sub-section (a) under the caption "Disclosure Controls and Procedures," the Partnership's internal control over financial reporting has not been effective in permitting timely reporting of the Partnership's financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)      Changes in internal controls
         ----------------------------

         There were no changes in the Partnership's internal control over financial reporting that occurred during the periods ended March 31 2009 and 2008, that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Identification of Directors, (b) Identification of Executive Officers,
         ----------------------------------------------------------------------
         (c) Identification of Certain Significant Employees, (d) Family
         ---------------------------------------------------------------
         Relationships, and (e) Business Experience
         ------------------------------------------

Neither the General Partner nor the Partnership has directors, executive officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

Wilfred N. Cooper, Sr.                 Chairman
Wilfred N. Cooper, Jr.                 President and Chief Executive Officer
David N. Shafer, Esq.                  Executive Vice President
Michael J. Gaber                       Executive Vice President
Thomas J. Riha, CPA                    Senior Vice President - Asset Management
Thomas J. Hollingsworth                Vice President - Asset Management
Gregory S. Hand                        Vice President - Acquisitions
Melanie R. Wenk                        Vice President - Chief Financial Officer
Kay L. Cooper                          Director of WNC & Associates, Inc.
Jennifer E. Cooper                     Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of Associates are Wilfred
N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are trusts established by the Coopers.

Wilfred N. Cooper, Sr., age 79, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Life Trustee of the National Housing Conference, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 46, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Board of Trustees of the National Housing Conference, and is a member of the Editorial Advisory Board of LIHTC Monthly Report, a Steering Member of the Housing Credit Group of the National Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute, a member of the Orange County Advisory Board of US Bank, and a member of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 56, is an Executive Vice President, a member of the Acquisition Committee of, and oversees the New Markets Tax Credit operations of, Associates, and is responsible for the business development activities of WNC Community Preservation Partners. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 42, is an Executive Vice President, oversees the Originations, and the Acquisitions Departments, and is a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Thomas J. Riha, age 54, is Senior Vice President - Asset Management and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, age 58, is Vice President - Asset Management of Associates and oversees WNC's asset management group. Mr. Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for over 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 45, is Vice President - Acquisitions of, and oversees the property underwriting activities of, Associates. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to the Partnership is obligated to the General Partners or its affiliates for the following fees: joining WNC in 1998, he was a portfolio asset manager with a national Tax Credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, CPA, age 41, is Vice President-Chief Financial Officer of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting, monitoring investment returns for all stabilized WNC institutional funds, and corporate accounting. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

Kay L. Cooper, age 72, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 46, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f)      Involvement in Certain Legal Proceedings
         ----------------------------------------

         None.

(g)      Promoters and Control Persons
         -----------------------------

         Inapplicable.

(h)      Audit Committee Financial Expert, and (i) Identification of the audit
         ---------------------------------------------------------------------
         Committee
         ---------

         Neither the Partnership nor Associates has an audit committee.

(j)      Changes to Nominating Procedures
         --------------------------------

         Inapplicable.

(k)      Compliance With Section 16(a) of the Exchange Act
         -------------------------------------------------

         None.

(l)      Code of Ethics
         --------------

         Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at
         (714)662-5565 extension 187.

ITEM 11.  EXECUTIVE COMPENSATION

The General Partner and its affiliates are not permitted under Section 5.6 of the Partnership's Agreement of Limited Partnership (the "Agreement," incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its affiliates provided for in the Agreement are summarized below.

(a)  Compensation for Services

     For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliates shall receive from the Partnership an annual Asset Management Fee in an amount not to exceed 0.5% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving Government Assistance. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $178,693, $157,777, $79,518 and $0 were incurred during the years ended March 31, 2009, 2008 and 2007, and during the period ended March 31, 2006, respectively, of which $18,000, $129,436, $10,000 and $0 was paid for the years ended March 31, 2009, 2008 and 2007, and during the period ended March 31, 2006, respectively.

     Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its Affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partners or their Affiliates respecting the Properties owned by Local Limited Partnerships. The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future. None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

(b)  Operating Expenses

     Reimbursement to a General Partner or any of its Affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership's Agreement of Limited Partnership (the "Agreement," incorporated as Exhibit 3.1 to this report). The Agreement defines "Operating Cash Expenses" as

                  " . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount."

     The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any "controlling person" of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, "controlling person" includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

              The unpaid operating expenses reimbursable to the General Partner or its affiliates were $32,987, $14,037, $12,770 and $1,565 for the years ended March 31, 2009, 2008 and 2007, and for the period ended March 31, 2006, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $19,886, $28,306, $27,490 and $0 during the years ended March 31,
              2009, 2008 and 2007, and during the period ended March 31, 2006, respectively.

(c)  Interest in Partnership

              The General Partner receives .10% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $1,796, $904 and $125 for the years ended December 31, 2008, 2007 and 2006, respectively. The General Partner is also entitled to receive .10% of the Partnership's operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2009, 2008 and 2007 and for the period ended March 31, 2006. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2009, 2008 and 2007 or during the period ended March 31, 2006.

(d)  Subordinated Disposition Fee

     A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving (a) their Adjusted Capital Contributions, plus (b) their Return on Investment minus (i) any cash distributed by the Partnership to the Limited Partners and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)      Securities Authorized for Issuance Under Equity Compensation Plans
         ------------------------------------------------------------------

         The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

(b)      Security Ownership of Certain Beneficial Owners
         -----------------------------------------------

         No person is known to own beneficially in excess of 5% of the outstanding Partnership Units.

(c)      Security Ownership of Management
         --------------------------------

         Neither the General Partner, Associates, its affiliates, nor any of the officers or directors of the General Partner, Associates, or its affiliates own directly or beneficially any Partnership Units.

(d)      Changes in Control
         ------------------

         The management and control of the General Partner and of Associates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

         (a) The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

         (b)      The Partnership has no directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:

                        2009            2008             2007              2006
                       -------         -------          -------          -------

Audit Fees             $    --         $ 9,765          $25,000          $    --
Audit-related Fees                          --               --               --
Tax Fees                 2,890           2,755            2,625               --
All Other Fees                              --               --               --
                       -------         -------          -------          -------
TOTAL                  $ 2,890         $12,520          $27,625          $    --
                       =======         =======          =======          =======

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are preapproved by the General Partner.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   List of financial statements included in Part II hereof:
         --------------------------------------------------------

         Report of Independent Registered Public Accounting Firm
         Balance Sheets, March 31, 2009, 2008, 2007 and 2006
         Statement of Operations for the years ended in March 31, 2009, 2008 and 2007 and for the period December 14, 2005, (Date Operations Commenced) through March 31, 2006
         Statement of Partners' Equity for the year ended in March 31, 2009, 2008 and 2007 and for the period December 14, 2005 (Date Operations Commenced) through March 31, 2006
         Statement of Cash Flows for the years ended in March 31, 2009, 2008 and 2007 and for the period December 14, 2005 (Date Operations Commenced) through March 31, 2006
          Notes to Financial Statements

(a)(2)   List of Financial statement schedules:
         --------------------------------------

         Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)   Exhibits
         --------

3.1 Agreement of Limited Partnership dated February 7, 2005 filed in the Post-Effective Amendment No. 1 on July 11, 2006 is hereby incorporated herein by reference as exhibit3.1

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1 Amended and Restated Agreement of Limited Partnership of Head Circle, L.P. filed on Form 8-K on July 5, 2006 is hereby incorporated herein as exhibit 99.1.

99.2 First Amendment to the Amended and Restated Agreement of Limited Partnership of Head Circle, L.P. filed on Form 8-K on July 5, 2006 is hereby incorporated herein as exhibit 99.2

99.3 Amended and Restated Agreement of Limited Partnership of FDI-Country Square, Ltd. filed on Form 8-K on July 5, 2006 is hereby incorporated herein as exhibit 99.3.

99.4 First Amendment to the Amended and Restated Agreement of Limited Partnership of FDI-Country Square, Ltd., filed on Form 8-K on July 5, 2006 is hereby incorporated herein as exhibit 99.4.

99.5 Amended and Restated Agreement of Limited Partnership of FDI-Park Place, Ltd., filed on Form 8-K on July 5, 2006 is hereby incorporated herein as exhibit 99.5.

99.6 First Amendment to the Amended and Restated Agreement of Limited Partnership of FDI-Park Place, Ltd., filed on Form 8-K on July 5, 2006 is hereby incorporated herein as exhibit 99.6.

99.7 Amended and Restated Agreement of Limited Partnership of Grove Village Limited Partnership filed on Form 8-K on September 28, 2006 is hereby incorporated herein as exhibit 99.7.

99.8 Amended and Restated Agreement of Limited Partnership of Pleasant Village Limited Partnership filed on Form 8-K on September 28, 2006 is hereby incorporated herein as exhibit 99.8.

99.9 Third Amended and Restated Agreement of Limited Partnership of Davenport Housing VII, L.P. filed on Form 8-K on June 19, 2007 is hereby incorporated herein as exhibit 99.9.

99.10 Amended and Restated Agreement of Limited Partnership of Sierra's Run Limited Partnership filed on Form 8-K on October 4, 2007 is hereby incorporated herein as exhibit 99.10.

99.11 Amended and Restated Agreement of Limited Partnership of Crestview Housing Limited Partnership filed on Form 8-K on October 11, 2007 is hereby incorporated herein as exhibit 99.11.

99.12 Amended and Restated Agreement of Limited Partnership of Fernwood Meadows Limited Partnership filed on Form 8-K on October 31, 2007 is hereby incorporated herein as exhibit 99.12.

99.13 Financial Statements of 909 4th YMCA, L.P., for the year ended December 31, 2006 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership.

99.14 Financial Statements of Grove Village, L.P., for the years ended December 31, 2006, 2007 and 2008 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership.

99.15 Financial Statements of Pleasant Village, L.P., for the years ended December 31, 2006, 2007 and 2008 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership.


WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2009
                   ------------------------- ----------------                 ------------------------------------------------------
                                              INITIAL COST TO
                     AS OF MARCH 31, 2009      PARTNERSHIP                                   AS OF DECEMBER 31, 2008
                   ------------------------- ----------------                 ------------------------------------------------------
                                                                               MORTGAGE
   LOCAL               TOTAL      AMOUNT OF                                   BALANCES OF        BUILDING,
  LIMITED          INVESTMENT IN  INVESTMENT                  COST CAPITALIZED  LOCAL         CONSTRUCTION IN
PARTNERSHIP        LOCAL LIMITED    PAID            BUILDING & SUBSEQUENT TO   LIMITED          PROGRESS &   ACCUMULATED    NET BOOK
   NAME    LOCATION PARTNERSHIP   TO DATE    LAND  IMPROVEMENTS ACQUISITION  PARTNERSHIPS  LAND  EQUIPMENT   DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------
909 4th    Seattle,
YMCA,      Washington
L.P.             $   508,000 $   508,000         -- $16,649,000 $     -- $        --          -- $16,649,000 $ 3,329,000 $13,320,000

Crestview  Bigfork,
Housing,   Montana
L.P.               1,973,000   1,874,000    215,000   2,474,000       --     727,000     215,000   2,474,000      57,000   2,632,000

Davenport  Davenport,
Housing    Iowa
VII, L.P.          2,253,000   2,253,000     50,000   4,529,000       --   1,900,000      50,000   4,529,000          --   4,579,000

FDI-       Lone Star,
Country    Texas
Square,
LTD.                 605,000     605,000     18,000   1,359,000    8,000     675,000      18,000   1,367,000     101,000   1,284,000

FDI-Park   Bellville,
Place,     Texas
LTD.                 758,000     758,000     50,000   2,023,000    6,000   1,176,000      50,000   2,029,000     111,000   1,968,000

Fernwood   Fernley,
Meadows,   Nevada
L.P. (1)           2,023,000   1,921,000    140,000   2,991,000       --   1,138,000     140,000   2,990,000      62,000   3,068,000

Grove      Dallas,
Village,   Texas
L.P.               3,043,000   2,587,000    877,000   9,625,000  104,000   8,186,000     877,000   9,729,000   1,044,000   9,562,000

Head       Ruleville,
Circle,    Mississippi
L.P.                 464,000     464,000     54,000   1,914,000       --   1,461,000      54,000   1,914,000     289,000   1,679,000

Pleasant   Dallas,
Village,   Texas
L.P.               2,850,000   2,423,000    811,000   8,690,000  238,000   5,942,000     811,000   8,824,000     902,000   8,733,000

Sierra's   Fernley,
Run, L.P.  Nevada
(1)                1,932,000   1,907,000    155,000   2,311,000       --     368,000     155,000   2,311,000      48,000   2,418,000
                 ----------- ----------- ---------- ----------- -------- ----------- ----------- ----------- ----------- -----------
                 $16,409,000 $15,300,000 $2,370,000 $52,565,000 $356,000 $21,573,000 $ 2,370,000 $52,816,000 $ 5,943,000 $49,243,000
                 =========== =========== ========== =========== ======== =========== =========== =========== =========== ===========


(1) This Local Limited Partnership has been identified for sale as of December
24, 2009.


WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009
                                     ------------------------------------------------------------------------------------------
                                                               FOR THE YEAR ENDED DECEMBER 31, 2008
                                     ------------------------------------------------------------------------------------------
                                                                                      YEAR                         ESTIMATED
           LOCAL LIMITED                                        NET INCOME         INVESTMENT                     USEFUL LIFE
         PARTNERSHIP NAME               RENTAL INCOME             (LOSS)            ACQUIRED          STATUS        (YEARS)
------------------------------------ --------------------- --------------------- ---------------- --------------- -------------

909 4th YMCA, L.P.                              $ 595,000            $ (96,000)             2006  Completed                 40

Crestview Housing, L.P.                           136,000              (59,000)             2007  Completed                 40

Davenport Housing VII, L.P.                             -                     -             2007  Construction               -

FDI-Country Square, LTD.                           97,000              (21,000)             2006  Completed                 40

FDI-Park Place, LTD.                              176,000              (12,000)             2006  Completed                 40

Fernwood Meadows, L.P. (1)                        208,000                19,000             2007  Completed                 40

Grove Village, L.P.                             1,519,000           (1,103,000)             2006  Completed               27.5

Head Circle, L.P.                                 247,000              (45,000)             2006  Completed               27.5

Pleasant Village, L.P.                          1,333,000           (1,101,000)             2006  Completed               27.5

Sierra's Run, L.P. (1)                            123,000              (25,000)             2007  Completed                 40
                                               ----------          ------------
                                               $4,434,000          $(2,443,000)
                                               ==========          ============



(1) This Local Limited Partnership has been identified for sale as of December
24, 2009.



WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2008
                   ------------------------- -----------------                ------------------------------------------------------
                                              INITIAL COST TO
                      AS OF MARCH 31, 2008     PARTNERSHIP                                   AS OF DECEMBER 31, 2007
                   ------------------------- -----------------                ------------------------------------------------------
                                                                               MORTGAGE
   LOCAL               TOTAL      AMOUNT OF                                   BALANCES OF        BUILDING,
  LIMITED          INVESTMENT IN  INVESTMENT                  COST CAPITALIZED  LOCAL         CONSTRUCTION IN
PARTNERSHIP        LOCAL LIMITED    PAID            BUILDING & SUBSEQUENT TO   LIMITED          PROGRESS &   ACCUMULATED    NET BOOK
   NAME    LOCATION PARTNERSHIP   TO DATE    LAND  IMPROVEMENTS ACQUISITION  PARTNERSHIPS  LAND  EQUIPMENT   DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

909 4th    Seattle,
YMCA,      Washington
L.P.               $   508,000 $   508,000 $       -- $16,649,000 $     -- $        -- $       -- $16,649,000 $2,949,000 $13,700,000


Crestview  Bigfork,
Housing,   Montana
L.P.                 1,973,000     400,000    215,000   1,927,000       --   1,765,000    215,000   1,927,000     13,000   2,129,000


Davenport  Davenport,
Housing    Iowa
VII, L.P.            2,253,000   1,974,000     50,000   3,556,000       --   1,140,000     50,000   3,556,000         --   3,606,000

FDI-        Lone Star,
Country     Texas
Square,
LTD.                   628,000     508,000     18,000   1,359,000       --     742,000     18,000   1,359,000     57,000   1,320,000

FDI-Park    Bellville,
Place,      Texas
LTD.                   801,000     704,000     50,000   2,023,000       --   1,189,000     50,000   2,023,000     60,000   2,013,000

Fernwood    Fernley,
Meadows,    Nevada
L.P. (1)             2,023,000   1,821,000    140,000   1,380,000       --   1,145,000    140,000   1,426,000      6,000   1,560,000

Grove       Dallas,
Village,    Texas
L.P.                 3,043,000   2,587,000    877,000   9,625,000       --   6,180,000    877,000   9,625,000    438,000  10,064,000

Head        Ruleville,
Circle,     Mississippi
L.P.                   464,000     464,000     54,000   1,914,000       --   1,474,000     54,000   1,914,000    192,000   1,776,000

Pleasant    Dallas,
Village,    Texas
L.P.                 2,850,000   2,423,000    811,000   8,690,000       --   6,000,000    811,000   8,690,000    376,000   9,125,000

Sierra's    Fernley,
Run, L.P.   Nevada
     (1)             1,974,000   1,777,000    198,000   2,024,000       --     371,000    198,000   2,024,000     11,000   2,211,000
                   ----------- ----------- ---------- ----------- -------- ----------- ---------- ----------- ---------- -----------
                   $16,517,000 $13,166,000 $2,413,000 $49,147,000 $     -- $20,006,000 $2,413,000 $49,193,000 $4,102,000 $47,504,000
                   =========== =========== ========== =========== ======== =========== ========== =========== ========== ===========


(1) This Local Limited Partnership has been identified for sale as of December
24, 2009.




WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008

                                     ------------------------------------------------------------------------------------------
                                                               FOR THE YEAR ENDED DECEMBER 31, 2007
                                     ------------------------------------------------------------------------------------------
                                                                                      YEAR                         ESTIMATED
           LOCAL LIMITED                                                           INVESTMENT                     USEFUL LIFE
         PARTNERSHIP NAME               RENTAL INCOME            NET LOSS           ACQUIRED          STATUS        (YEARS)
------------------------------------ --------------------- --------------------- ---------------- --------------- -------------

909 4th YMCA, L.P.                              $ 580,000            $(113,000)             2006       Completed            40

Crestview Housing, L.P.                            69,000              (23,000)             2007    Construction            40

Davenport Housing VII, L.P.                             -                     -             2007    Construction             -

FDI-Country Square, LTD.                           52,000              (53,000)             2006       Completed            40

FDI-Park Place, LTD.                              130,000              (61,000)             2006       Completed            40

Fernwood Meadows, L.P. (1)                         19,000              (17,000)             2007    Construction            40

Grove Village, L.P.                             1,085,000             (698,000)             2006       Completed          27.5

Head Circle, L.P.                                 236,000              (89,000)             2006       Completed          27.5

Pleasant Village, L.P.                          1,002,000             (801,000)             2006       Completed          27.5

Sierra's Run, L.P. (1)                             88,000               (5,000)             2007    Construction            40
                                              -----------          ------------
                                              $ 3,261,000          $(1,860,000)
                                              ===========          ============



(1) This Local Limited Partnership has been identified for sale as of December
24, 2009.



WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2007
                   ------------------------- -----------------                ------------------------------------------------------
                                              INITIAL COST TO
                      AS OF MARCH 31, 2007     PARTNERSHIP                                   AS OF DECEMBER 31, 2006
                   ------------------------- -----------------                ------------------------------------------------------
                                                                               MORTGAGE
   LOCAL                 TOTAL      AMOUNT OF                                   BALANCES OF        BUILDING,
  LIMITED            INVESTMENT IN  INVESTMENT                COST CAPITALIZED  LOCAL         CONSTRUCTION IN
PARTNERSHIP          LOCAL LIMITED    PAID           BUILDING & SUBSEQUENT TO   LIMITED          PROGRESS &   ACCUMULATED   NET BOOK
   NAME      LOCATION PARTNERSHIP   TO DATE   LAND  IMPROVEMENTS ACQUISITION  PARTNERSHIPS  LAND  EQUIPMENT   DEPRECIATION   VALUE
------------------------------------------------------------------------------------------------------------------------------------

909 4th      Seattle,
YMCA,        Washington
L.P.                 $  508,000 $  508,000 $       --  $16,649,000 $    -- $        -- $       -- $16,649,000 $2,569,000 $14,080,000

FDI-Country  Lone Star,
Square,      Texas
LTD.                    628,000    291,000     18,000     586,000       --     370,000     18,000     586,000      4,000     600,000

FDI-Park     Bellville,
Place,       Texas
LTD.                    801,000    330,000    50,0000   1,217,000       --   1,096,000     50,000   1,217,000     17,000   1,250,000

Grove        Dallas,
Village,     Texas
L.P.                  3,043,000  1,390,000    750,000   5,117,000       --   6,350,000    750,000   5,117,000    277,000   5,590,000

Head         Ruleville,
Circle,      Mississippi
L.P.                    463,000    417,000     54,000   1,914,000       --   1,485,000     54,000   1,914,000     95,000   1,873,000

Pleasant     Dallas,
Village,     Texas
 L.P.                 2,850,000  1,715,000    735,000   4,377,000       --   6,000,000    735,000   4,376,000    237,000   4,874,000
                     ---------- ---------- ---------- ----------- -------- ----------- ---------- ----------- ---------- -----------
                     $8,293,000 $4,651,000 $1,607,000 $29,860,000  $    -- $15,301,000 $1,607,000 $29,859,000 $3,199,000 $28,267,000
                     ========== ========== ========== =========== ======== =========== ========== =========== ========== ===========



(1) All Local Limited Partnerships presented in the table above were acquired in the current year therefore the initial costs of the land, building and improvements will be the amounts as of December 31, 2006.



WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007
                                     -------------------------------------------------------------------------------------------
                                                                FOR THE YEAR ENDED DECEMBER 31, 2006
                                     -------------------------------------------------------------------------------------------
                                                                                      YEAR                          ESTIMATED

           LOCAL LIMITED                                                           INVESTMENT                      USEFUL LIFE
         PARTNERSHIP NAME               RENTAL INCOME            NET LOSS           ACQUIRED          STATUS         (YEARS)
------------------------------------ --------------------- --------------------- ---------------- --------------- --------------

909 4th YMCA, L.P.                              $ 613,000            $(147,000)             2006       Completed             40

FDI-Country Square, LTD.                           24,000               (9,000)             2006       Completed             40

FDI-Park Place, LTD.                               67,000              (35,000)             2006       Completed             40

Grove Village, L.P.                             1,023,000             (706,000)             2006    Construction           27.5

Head Circle, L.P.                                 200,000              (50,000)             2006       Completed           27.5

Pleasant Village, L.P.                          1,208,000             (471,000)             2006    Construction           27.5
                                              -----------          ------------
                                              $ 3,135,000          $(1,418,000)
                                              ===========          ============


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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 14

By:      WNC National Partners, LLC
         General Partner

By:      WNC & Associates, Inc.,
         General Partner



         By:      /s/ Wilfred N. Cooper, Jr.
                  --------------------------
                  Wilfred N. Cooper, Jr.,
                  President of WNC & Associates, Inc.

Date:    April 1, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Wilfred N. Cooper, Jr.
         --------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:    April 1, 2010



By:      /s/ Melanie R. Wenk
         -------------------
         Melanie R. Wenk,
         Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:    April 1, 2010



By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:    April 1, 2010



By:      /s/ Kay L. Cooper
         -----------------
         Kay L. Cooper
         Director of WNC & Associates, Inc.

Date:    April 1, 2010



                                       81
<