Form 10-Q
period 2007-06-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2010-04-02
CIK 1321228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2007
                For the Quarterly Period Ended September 30, 2007
                For the Quarterly Period Ended December 31, 2007

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                       Commission file number: 333-124115
                                               333-124116

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 14

                                                20-2355224
                   California                   20-2355303
   (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)           Identification No.)

                     17782 Sky Park Circle, Irvine,CA 92614
                   ( Address of principle executive offices )

                                 (714) 622-5565
                              ( Telephone Number )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___No _X__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ___No _X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2007
                For the Quarterly Period Ended September 30, 2007
                For the Quarterly Period Ended December 31, 2007


WNC Housing Tax Credit Fund VI, L.P., Series 14 ("Series 14") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 14.

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

Balance Sheets
As of June 30,  2007,  September  30,  2007,  December  31,  2007 and  March 31,
2007...........................................................................3

Statements of Operations
         For the Three Months Ended June 30, 2007 and 2006.....................4
         For the Three and Six Months Ended September 30, 2007 and 2006........5
         For the Three and Nine Months Ended December 31, 2007 and 2006........6

Statements of Partners' Equity (Deficit)
         For the Three Months Ended June 30, 2007 .............................7
         For the Six Months Ended September 30, 2007 ..........................7
         For the Nine Months Ended December 31, 2007 ..........................7

Statements of Cash Flows
         For the Three Months Ended June 30, 2007 and 2006.....................8
         For the Six Months Ended September 30, 2007 and 2006.................10
         For the Nine Months Ended December 31, 2007 and 2006.................12

Notes to Financial Statements.................................................14

     Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
     Results of Operations....................................................28

     Item  3.  Quantitative  .and   .Qualitative   .Disclosures   .About  Market
     Risk.....................................................................34

     Item 4T. Controls and Procedures.........................................34

PART II. OTHER INFORMATION

     Item 1.Legal Proceedings.................................................35

     Item 1A.Risk Factors.....................................................35

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......35

     Item 3. Defaults Upon Senior Securities..................................35

     Item 4. Submission of Matters to a Vote of Security Holders..............35

     Item 5. Other Information................................................35

     Item 6. Exhibits.........................................................35

     Signatures...............................................................36

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                    June 30,     September 30,    December 31,     March 31,
                                                                      2007          2007             2007             2007
                                                               --------------   --------------    --------------   --------------

ASSETS

Cash and cash equivalents                                       $    9,834,127     $ 7,879,353       $  6,223,275    $  11,964,300
Investments in Local Limited Partnerships, net (Notes 2 and
3)                                                                  10,786,948      16,923,535         16,433,507        8,726,771
Prepaid acquisition fees and costs                                     639,765               -                  -          910,151
                                                               ----------------   ------------      -------------     ------------

        Total Assets                                            $   21,260,840     $ 24,802,888      $ 22,656,782    $  21,601,222
                                                               ================   =============     ==============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to Local Limited Partnerships (Note 4)               $    3,741,080      $ 7,580,523     $   5,870,958     $  3,641,780
  Accrued expenses                                                       8,000           17,765            17,765            8,000
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                             41,909           31,963            72,532           83,688
                                                               ----------------    --------------     ------------     -----------

              Total Liabilities                                      3,790,989        7,630,251         5,961,255        3,733,468
                                                               ----------------     ------------       ------------    -----------

Partners equity (deficit):
  General Partner                                                        (556)             (987)            (1,464)          (174)
  Limited Partners (25,000 Partnership Units authorized;
    20,981 Partnership Units issued and outstanding)                17,470,407        17,173,624         16,696,991     17,867,928
                                                                ---------------    -------------       ------------    -----------

             Total Partners Equity (Deficit)                        17,469,851        17,172,637         16,695,527     17,867,754
                                                                ---------------    -------------       ------------    -----------
             Total Liabilities and Partners                     $   21,260,840      $ 24,802,888    $    22,656,782   $ 21,601,222
             Equity (Deficit)                                    ==============    =============       ============   ============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                 2007                       2006
                                                           ------------------        --------------------
                                                             Three Months               Three Months
                                                           ------------------        --------------------

Operating expenses:
  Amortization (Note 2)                                  $             9,720       $                 517
  Asset management fees (Note 3)                                      32,098                       2,140
  Asset management expenses                                            3,175                       2,740
  Legal and accounting fees                                              884                         234
  Other                                                                1,203                         122
                                                           ------------------        --------------------

    Total operating expenses                                          47,080                       5,753
                                                           ------------------        -------------------

Loss from operations                                                (47,080)                     (5,753)

Equity in losses of Local
 Limited Partnerships (Note 2)                                     (453,836)                    (15,342)

Interest income                                                      118,483                      58,166
                                                           ------------------        -------------------
Net income (loss)                                        $         (382,433)       $              37,071
                                                           ==================        ===================

Net income (loss) allocated to:
  General Partner                                        $             (382)       $                  37
                                                           ==================        ===================

  Limited Partners                                       $         (382,051)       $              37,034
                                                           ==================        ===================

Net income (loss) per Partnership  Unit                  $           (18.21)       $                5.30
                                                           ==================        ===================

Outstanding weighted Partnership Units                                20,981                       6,989
                                                           ==================        ===================

                 See accompanying notes to financial statements
                                       4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                    For the Three Months and Six Months Ended
                           September 30, 2007 and 2006
                                   (Unaudited)


                                                         2007                                        2006
                                         --------------------------------------     ----------------------------------------
                                               Three                 Six                 Three                   Six
                                               Months               Months               Months                Months
                                         -------------------    ---------------     -----------------     ------------------


Other income                              $               7      $           7       $             -       $               -
                                         -------------------    ---------------     -----------------     ------------------

Operating expenses:
  Amortization (Note 2)                              13,298             23,018                 3,548                   4,065
  Asset management fees (Note 3)                     37,395             69,493                18,501                  20,641
  Asset management expenses                           3,745              6,920                   625                   3,365
  Legal and accounting fees                          13,550             14,434                19,625                  19,859
  Other                                                  33              1,236                   875                     997
                                         -------------------    ---------------     -----------------     ------------------

    Total operating expenses                         68,021            115,101                43,174                  48,927
                                         -------------------    ---------------     -----------------     ------------------

Loss  from operations                              (68,014)          (115,094)              (43,174)                (48,927)

Equity in losses of Local limited
  Partnerships (Note 2)                           (460,172)          (914,008)              (96,175)               (111,517)

Interest income                                      97,539            216,022                98,747                 156,913
                                         -------------------    ---------------     -----------------     ------------------
Net loss                                  $        (430,647)     $   (813,080)       $      (40,602)       $         (3,531)
                                         ===================    ===============     =================     ==================

Net loss allocated to:

  General Partner                         $            (431)     $       (813)       $          (41)       $             (4)
                                         ===================    ===============     =================     ==================

  Limited Partners                     $          (430,216)      $   (812,267)       $      (40,561)       $         (3,527)
                                         ===================    ===============     =================     ==================

  Net Loss Per Partnership Unit        $            (20.51)      $     (38.71)    $           (2.91)    $             (0.25)
                                         ===================    ===============     =================     ==================

Outstanding weighted
  Partnership Units                                 20,981              20,981                13,930                  13,930
                                         ===================    ===============     =================     ==================

                 See accompanying notes to financial statements
                                        5

                 WNC HOUSING TAX CREDIT FUND VI L.P., SERIES 13
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
      For the Three Months and Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)

                                                       2007                                        2006
                                        -----------------------------------     ----------------------------------------
                                            Three                Nine                Three                    Nine
                                           Months               Months               Months                  Months
                                        --------------       --------------     -----------------         --------------

Other income                             $           -       $            7     $               -         $            -
                                        --------------       --------------     -----------------         --------------

Operating expenses:
  Amortization (Note 2)                         17,175               40,193                 8,901                 12,966
  Asset management fees (Note 3)                44,142              113,635                41,604                 62,245
  Asset management expenses                      4,458               11,378                 2,218                  5,583
  Legal and accounting fees                          -               14,434                   308                 20,167
  Other                                          2,068                3,304                   936                  1,933
                                        --------------       --------------     -----------------         --------------

    Total operating expenses                    67,843              182,944                53,967                102,894
                                        --------------       --------------     -----------------         --------------

Loss from operations                          (67,843)            (182,937)              (53,967)              (102,894)

Equity in losses of Local
 Limited Partnerships (Note 2)               (472,853)          (1,386,861)             (257,813)              (369,330)


Interest income                                 63,586              279,608               125,464                282,377
                                        --------------       --------------     -----------------         --------------


Net loss                                 $   (477,110)       $  (1,290,190)     $       (186,316)         $    (189,847)
                                        ==============       ==============     =================         ==============

Net loss allocated to:

  General Partner                        $       (477)       $      (1,290)     $           (186)         $        (190)
                                        ==============       ==============     =================         ==============


  Limited Partners                       $   (476,633)       $  (1,288,900)     $       (186,130)         $    (189,657)
                                        ==============       ==============     =================         ==============

Net loss per

  Partnerships Units                     $     (22.72)       $      (61.43)     $         (11.43)         $      (11.65)
                                        ==============       ==============     =================         ==============

Outstanding weighted
  Partnership Units                             20,981               20,981                16,280                 16,280
                                        ==============       ==============     =================         ==============

                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS EQUITY (DEFICIT)
  For the Three Months Ended June 30, 2007, Six Months Ended September 30, 2007
                     and Nine Months Ended December 31, 2007
                                   (Unaudited)

                    For the Three Months Ended June 30, 2007

                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      -----------------

Partners equity (deficit) at March 31, 2007           $          (174)     $     17,867,928       $      17,867,754
Offering expenses                                                   -               (15,470)                (15,470)
Net loss                                                         (382)             (382,051)               (382,433)
                                                       ---------------      ----------------      ------------------
Partners equity (deficit) at June 30, 2007            $          (556)     $     17,470,407        $     17,469,851
                                                       ===============      ================      ==================



                   For the Six Months Ended September 30, 2007

                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      -----------------

Partners equity (deficit) at March 31, 2007           $        (174)       $     17,867,928        $     17,867,754
Offering expenses                                                 -                 (24,122)                (24,122)
Collection of promissory notes receivable                         -                 142,085                 142,085
Net loss                                                       (813)               (812,267)               (813,080)
                                                       ---------------      ----------------      -----------------
Partners equity (deficit) at September 30, 2007       $        (987)       $     17,173,624      $       17,172,637
                                                       ===============      ================      =================


                   For the Nine Months Ended December 31, 2007

                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      -----------------

Partners equity (deficit) at March 31, 2007           $          (174)      $    17,867,928        $     17,867,754
Offering expenses                                                   -               (24,122)                (24,122)
Collection of promissory notes receivable                           -               142,085                 142,085
Net loss                                                       (1,290)           (1,288,900)             (1,290,190)
                                                       ---------------      ----------------      -----------------
Partners equity (deficit) at December 31, 2007        $        (1,464)      $    16,696,991        $     16,695,527
                                                       ===============      ================      =================

                 See accompanying notes to financial statements
                                        7

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                            2007                           2006
                                                                    ----------------------       -------------------------

    Cash flows from operating activities:
      Net income (loss)                                             $            (382,433)        $                 37,071
        Adjustments to reconcile net income (loss) to net
            cash provided by operating activities:
           Equity in losses of Local Limited Partnerships                         453,836                           15,342
           Amortization                                                             9,720                              517
           Change in accrued fees and expenses due to General
                 Partner and affiliates                                           (43,179)                           5,236
                                                                    ----------------------       -------------------------
                 Net cash provided by operating activities                         37,944                           58,166
                                                                    ----------------------       -------------------------

    Cash flows from investing activities:
            Investments in Local Limited Partnerships, net                     (2,154,047)                        (613,962)
            Capitalized acquisition costs and fees paid                                 -                         (228,108)
            Prepaid acquisition fees and costs paid                                     -                         (306,721)
                                                                    ----------------------       -------------------------
                 Net cash used in investing activities                         (2,154,047)                      (1,148,791)
                                                                    ----------------------       -------------------------

    Cash flows from financing activities:
            Due to Investors                                                            -                          (27,500)
            Sales of limited partner units, net of
               contributions receivable and subscriptions
    receivable                                                                          -                        5,788,074
            Offering expenses                                                     (14,070)                        (722,765)
                                                                    ----------------------       -------------------------

                 Net cash provided by (used in) financing
    activities                                                                    (14,070)                       5,037,809
                                                                    ----------------------       -------------------------

    Net increase (decrease) in cash                                            (2,130,173)                       3,947,184

    Cash beginning of period                                                   11,964,300                        5,247,602
                                                                    ----------------------       -------------------------

    Cash end of period                                               $          9,834,127        $               9,194,786
                                                                    ======================       =========================

                 See accompanying notes to financial statements
                                        8

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                            2007                           2006
                                                                    ----------------------       -------------------------

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION

    Taxes paid                                                        $                 -          $                     -
                                                                    ======================       =========================

    SIGNIFICANT NONCASH INVESTING AND
    FINANCING ACTIVITIES

    Prepaid acquisition fees and costs included within due
       to General Partner and affiliates                              $                 -          $                28,620
                                                                    ======================       =========================
    Increase in amounts due from dealers for
       Limited Partnership subscription sales                         $                 -          $               284,766
                                                                    ======================       =========================
    Offering expenses included within due to General Partner
       and affiliates                                                 $             1,400          $                19,080
                                                                    ======================       =========================
    The Partnership increased its investment in Local Limited
       Partnerships and decreased prepaid acquisition fees and
       costs                                                          $           270,386         $                      -
                                                                    ======================       =========================
   The Partnership increased its investment in Local Limited
       Partnerships for unpaid capital contributions payable to
       Local Limited Partnerships                                     $           279,550          $                     -
                                                                    ======================       =========================

                 See accompanying notes to financial statements
                                        9

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)


                                                                                   2007                   2006
                                                                            -------------------    -------------------

Cash flows from operating activities:
  Net loss                                                                   $        (813,080)     $           (3,531)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Equity in losses of Local Limited Partnerships                                  914,008                 111,517
       Amortization                                                                     23,018                   4,065
       Change in accrued expenses                                                        9,765                       -
       Change in accrued expenses due to General
           Partner and/or affiliates                                                   (53,125)                 40,201
                                                                            -------------------    -------------------
             Net cash provided by operating activities                                  80,586                 152,252
                                                                            -------------------    -------------------

Cash flows from investing activities:
        Investments in Local Limited Partnerships, net                              (4,284,896)             (4,503,731)
        Capitalized acquisition fees and costs paid                                          -                (715,029)
        Prepaid acquisition fees and costs paid                                              -                (270,430)
                                                                            -------------------    -------------------
             Net cash used in investing activities                                  (4,284,896)             (5,489,190)
                                                                            -------------------    -------------------

Cash flows from financing activities:
        Due to Investors                                                                     -                 (27,500)
        Sales of limited partner units, net of
           contributions receivable and subscriptions receivable                             -              13,759,153
        Collection of promissory notes receivable                                      142,085                       -
        Offering expenses                                                              (22,722)             (1,575,273)
                                                                            -------------------    -------------------

             Net cash provided by financing activities                                 119,363              12,156,380
                                                                            -------------------    -------------------

Net increase (decrease) in cash                                                     (4,084,947)              6,819,442

Cash beginning of period                                                            11,964,300               5,247,602
                                                                            -------------------    -------------------

Cash end of period                                                           $       7,879,353      $       12,067,044
                                                                            ===================    ===================

                 See accompanying notes to financial statements
                                       10

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
              For the Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                                   2007                   2006
                                                                            -------------------    -------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

Taxes paid                                                                    $              -     $                 -
                                                                            ===================    ===================

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Prepaid acquisition fees and costs included within due
   to General Partner and affiliates                                          $              -      $          211,680
                                                                            ===================    ===================
Offering expenses included within due to General Partner                      $          1,400      $          141,120
   and affiliates                                                           ===================    ===================

The Partnership increased its investment in Local Limited                     $        910,151      $                -
  Partnerships and decreased prepaid acquisition fees and costs             ===================     ==================

The Partnership increased its investment in Local Limited
  Partnerships for unpaid capital contributions payable to Local
  Limited Partnerships                                                        $      2,229,178      $                -
                                                                            ===================    ===================

                 See accompanying notes to financial statements
                                       11

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
              For the Nine Months Ended December 31, 2007 and 2006
                                   (unaudited)

                                                                         2007                  2006
                                                                    ----------------    --------------------

    Cash flows from operating activities:
      Net loss                                                      $    (1,290,190)     $         (189,847)
        Adjustments to reconcile net loss to net
            cash provided by operating activities:
          Equity in losses of Local Limited Partnerships                  1,386,861                 369,330
          Amortization                                                       40,193                  12,966
          Change in accrued expenses                                          9,765                       -
           Change in accrued fees and expenses
            due to General Partner and affiliates                           (11,156)                 52,438
                                                                    ----------------    --------------------
                 Net cash provided by operating activities                  135,473                 244,887
                                                                    ----------------    --------------------

    Cash flows from investing activities:
          Investments in Local Limited Partnerships, net                 (5,994,461)             (4,573,250)
          Capitalized acquisition costs and fees paid                             -                (979,178)
          Prepaid acquisition fees and costs paid                                 -                (289,151)
                                                                    ----------------    --------------------
                 Net cash used in investing activities                   (5,994,461)             (5,841,579)
                                                                    ----------------    --------------------

    Cash flows from financing activities:
          Due to Investors                                                        -                 (27,500)
            Sales of Partnership Units, net of
              contributions receivable and subscriptions
              receivable                                                          -              13,785,460
           Collection of promissory notes receivable                        142,085                       -
           Offering expenses                                                (24,122)             (1,764,552)
                                                                    ----------------    --------------------
                 Net cash provided by financing activities                  117,963              11,993,408
                                                                    ----------------    --------------------

    Net increase (decrease) in cash                                      (5,741,025)              6,396,716

    Cash, beginning of period                                            11,964,300               5,247,602
                                                                    ----------------    --------------------

    Cash, end of period                                             $     6,223,275     $        11,644,318
                                                                    ================    ====================

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION

    Taxes Paid                                                        $            -     $                -
                                                                    ================    ====================

                 See accompanying notes to financial statements
                                       12

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
              For the Nine Months Ended December 31, 2007 and 2006
                                   (unaudited)

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Prepaid acquisition fees and costs included within due
   to General Partner and affiliates                                           $               -       $          211,680
                                                                              ===================     ===================

Offering expenses included within due to General Partner
   and affiliates                                                             $            1,400        $          141,120
                                                                              ===================     ===================

The Partnership increased its investment in Local Limited
  Partnerships and decreased prepaid acquisition fees and costs                $         910,151       $                -
                                                                              ===================     ===================

The Partnership increased its investment in Local Limited
  Partnerships for unpaid capital contributions payable to Local
  Limited Partnerships                                                         $       2,229,178       $                -
                                                                              ===================     ===================

                 See accompanying notes to financial statements
                                       13

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
      For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
                                December 31, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the country-regionplaceUnited States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the country-regionplaceUnited States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007, six months ended September 30, 2007 and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 13, a California Limited Partnership (the "Partnership") (a Development Stage Enterprise), was formed on February 7, 2005 under the laws of the State of StateplaceCalifornia, and commenced operations on December 14, 2005. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for Low Income Housing Tax Credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the "SEC") on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. As of March 31, 2006, subscriptions for 7,691 Partnership Units had been accepted by the Partnership. As of March 31, 2007 total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as "Limited Partners." This offering was closed on September 21, 2006.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
                                December 31, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited
Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
                                December 31, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Exit Strategy
-------------

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

With that in mind, as of December 31, 2007, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have satisfied the IRS compliance requirements. Once the Housing Complexes have satisfied the IRS compliance requirements, the review will take into many consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership will expect to proceed with efforts to liquidate them. The objective is to maximize the Limited
Partners  return  wherever   possible  and,   ultimately,   to  wind  down  the
Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. No Local Limited Partnerships have been identified for disposition as of December 31, 2007.

Subsequent to December 31, 2007, on December 24, 2009 the Partnership identified two Local Limited Partnerships, Fernwood Meadows, L.P. ("Fernwood") and Sierra's Run, L.P. ("Sierra's Run") for disposition in order to generate sufficient equity to complete the purchase of Davenport Housing VII, L.P. (See footnote 3 to the audited financial statements.) On February 12, 2010, Fernwood and Sierra's Run were sold, subject to a condition subsequent that the Limited Partners approve the sales by a majority in interest of the Limited Partners. The approval of the Limited Partners will be sought as the transfers were to a limited partnership that is affiliated with the Partnership. Fernwood and Sierra's Run were sold for an aggregate purchase price of $2,829,427. The Partnership's net investment balances in Fernwood and Sierra's Run were $1,904,702 and $1,805,558, respectively, at the time of the sale. Accordingly, the Partnership would recognize a loss on the sale of Local Limited Partnerships in the amount of approximately $881,000 if the sales are approved by the Limited Partners.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
                                December 31, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years (see
Note 2).

"Equity in losses of Local Limited Partnerships for each of the periods ended June 30, 2007, September 30, 2007, December 31, 2007 and 2006, respectively have been recorded by the Partnership. Management's estimate for the three, six and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. For all periods presented no investment accounts in Local Limited Partnerships had reached a zero balance.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
                                December 31, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the country-regionplaceUnited States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2007, the Partnership had cash equivalents of approximately $9,793,000, $7,790,000, $6,175,000 and $11,871,000, respectively.

Concentration of Credit Risk
----------------------------

For all periods presented, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liability and or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
                                December 31, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Amortization
------------
Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2007 and 2006 was $9,720 and $517, respectively. For the six months ended September 30, 2007 and 2006 amortization expense was $23,018 and $4,065, respectively, and for the nine months ended December 31, 2007 and 2006 it was $40,193 and $12,966, respectively.

Impairment
----------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. For the each of the three months ended June 30, 2007 and 2006, the six months ended September 30, 2007 and 2006 and the nine months ended December 31, 2007 and 2006, there was no impairment loss related to investments in Local Limited Partnerships. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investment's carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During each of the three months ended June 30, 2007 and 2006, the six months ended September 30, 2007 and 2006 and the nine months ended December 31, 2007 and 2006, there was no impairment loss recorded on the related intangibles.

Syndication Costs
-----------------
Costs paid in connection with the offering of the Partnership Units are charged against the Limited Partner's equity as incurred.

Offering Expenses
-----------------

Nonaccountable organization and offering expense reimbursements are included as syndication costs and charged against the Limited Partners equity, except for $75,000 which was charged to operations during the year ended March 31, 2006. The sales commission that was paid to third-party broker dealers for the selling of Partnership Units were also included as syndication costs and charged against the Limited Partners equity.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2007 the Partnership had acquired limited partnership interests in 7, 10, 10 and 6, respectively, Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 574, 647, 647 and 554, apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
                                December 31, 2007
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. For the each of the three months ended June 30, 2007 and 2006, the six months ended September 30, 2007 and 2006 and the nine months ended December 31, 2007 and 2006, there was no impairment loss related to investments in Local Limited Partnerships. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investment's carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During each of the three months ended June 30, 2007 and 2006, the six months ended September 30, 2007 and 2006 and the nine months ended December 31, 2007 and 2006, there was no impairment loss recorded on the related intangibles.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                  For the Three              For the Year
                                                                   Months Ended                  Ended
                                                                  June 30, 2007             March 31, 2007
                                                              -----------------------      -----------------

     Investments per balance sheet, beginning of period       $            8,726,771     $                 -
     Investments purchased and paid                                        1,973,797               4,651,355
     Capital contributions payable, net                                      279,411               3,641,780
     Syndication costs                                                             -                (70,000)
     Tax credit adjustments                                                      139                       -
     Equity in losses of Local Limited Partnerships                         (453,836)               (453,675)
     Capitalized acquisition costs and fees                                  270,386                 978,139
     Capitalized warehouse interest and costs                                      -                   1,039
     Amortization of capitalized acquisition fees and costs                   (9,711)                (21,835)
     Amortization of capitalized warehouse interests and
        costs                                                                     (9)                    (32)
                                                                ---------------------      -----------------
     Investments per balance sheet, end of period             $            10,786,948    $         8,726,771
                                                                =====================      =================

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
                                December 31, 2007
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                   For the Six               For the Year
                                                                   Months Ended                  Ended
                                                                September 30, 2007          March 31, 2007
                                                              -----------------------      -----------------

     Investments per balance sheet, beginning of period       $            8,726,771    $                  -
     Investments purchased and paid                                        3,158,198               4,651,355
     Capital contributions payable, net                                    5,065,302               3,641,780
     Syndication costs                                                             -                 (70,000)
     Tax credit adjustments                                                      139                       -
     Equity in losses of Local Limited Partnerships                        (914,008)                (453,675)
     Capitalized acquisition costs and fees                                  910,151                 978,139
     Capitalized warehouse interest and costs                                      -                   1,039
     Amortization of capitalized acquisition fees and costs                  (23,000)                (21,835)
     Amortization of capitalized warehouse interests and
        costs                                                                    (18)                    (32)
                                                                ---------------------      -----------------
     Investments per balance sheet, end of period             $           16,923,535     $         8,726,771
                                                                =====================      =================



                                                                   For the Nine              For the Year
                                                                   Months Ended                  Ended
                                                                December 31, 2007           March 31, 2007
                                                              -----------------------      -----------------

     Investments per balance sheet, beginning of period       $            8,726,771     $                 -
     Investments purchased and paid                                        4,337,430               4,651,355
     Capital contributions payable, net                                    3,886,070               3,641,780
     Syndication costs                                                             -                (70,000)
     Tax credit adjustments                                                      139                       -
     Equity in losses of Local Limited Partnerships                       (1,386,861)               (453,675)
     Capitalized acquisition costs and fees                                  910,151                 978,139
     Capitalized warehouse interest and costs                                      -                   1,039
     Amortization of capitalized acquisition fees and costs                  (40,166)                (21,835)
     Amortization of capitalized warehouse interests and
        costs                                                                    (27)                    (32)
                                                                ---------------------      -----------------
     Investments per balance sheet, end of period             $           16,433,507    $          8,726,771
                                                                =====================      =================

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
                                December 31, 2007
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                        For the Three Months       For the Year Ended
                                                                               Ended
                                                                           June 30, 2007             March 31, 2007
                                                                       -----------------------     --------------------

Investments in Local Limited Partnerships, net                          $            9,568,971        $       7,769,460
Acquisition fees and costs, net of accumulated amortization of
$31,546 and $21,835                                                                  1,216,979                  956,304
Warehouse fees and cost, net of accumulated amortization of $41
and $32                                                                                    998                    1,007
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                           $            10,786,948        $       8,726,771
                                                                       =======================     ====================

                                                                         For the Six Months        For the Year Ended
                                                                               Ended
                                                                         September 30, 2007          March 31, 2007
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                         $            15,079,091        $       7,769,460
Acquisition fees and costs, net of accumulated amortization of
$44,835 and $21,835                                                                  1,843,455                  956,304
Warehouse fees and cost, net of accumulated amortization of
$50 and $32                                                                                989                    1,007
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                           $            16,923,535        $       8,726,771
                                                                       =======================     ====================

                                                                        For the Nine Months        For the Year Ended
                                                                               Ended
                                                                         December 31, 2007           March 31, 2007
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                         $            14,606,238       $       7,769,460
Acquisition fees and costs, net of accumulated amortization of
$62,001 and $21,835                                                                  1,826,289                 956,304
Warehouse fees and cost, net of accumulated amortization of
$59 and $32                                                                                980                   1,007
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                           $            16,433,507       $       8,726,771
                                                                       =======================     ====================

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
                                December 31, 2007
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the three months ended June 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2007                       2006
                                                               ----------------------      -----------------

        Revenues                                                $             812,000       $         69,000
                                                               ----------------------      -----------------
        Expenses:
          Interest expense                                                   350,000                  20,000
          Depreciation and amortization                                      221,000                  15,000
          Operating expenses                                                 695,000                  49,000
                                                               ----------------------      -----------------
            Total expenses                                                 1,266,000                  84,000
                                                               ----------------------      -----------------

        Net loss                                                $           (454,000)        $       (15,000)
                                                               ======================      =================
        Net loss allocable to the Partnership                   $           (454,000)        $       (15,000)
                                                               ======================      =================
        Net loss recorded by the Partnership                    $           (454,000)        $       (15,000)
                                                               ======================      =================


Selected financial information for the six months ended September 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                               2007                    2006
                                                                        -------------------    ---------------------

                Revenues                                                 $        1,713,000     $            370,000
                                                                        -------------------    ---------------------
                Expenses:
                  Interest expense                                                  723,000                   87,000
                  Depreciation and amortization                                     457,000                   93,000
                  Operating expenses                                              1,463,000                  301,000
                                                                        -------------------    ---------------------
                Total expenses                                                    2,643,000                  481,000
                                                                        -------------------    ---------------------

                Net loss                                                 $        (930,000)     $          (111,000)
                                                                        ===================    =====================
                Net loss allocable to the Partnership                    $        (914,000)     $          (111,000)
                                                                        ===================    =====================
                Net loss recorded by the Partnership                     $        (914,000)     $          (111,000)
                                                                        ===================    =====================

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
                                December 31, 2007
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the nine months ended December 31, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2007                     2006
                                                               ----------------------      ------------------

        Revenues                                                $          2,570,000       $       1,134,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                 1,085,000                 250,000
          Depreciation and amortization                                      686,000                 297,000
          Operating expenses                                               2,194,000                 956,000
                                                               ----------------------      ------------------
        Total expenses                                                     3,965,000               1,503,000
                                                               ----------------------      ------------------


        Net loss                                                $         (1,395,000)       $       (369,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                   $         (1,387,000)       $       (369,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                    $         (1,387,000)       $       (369,000)
                                                               ======================      ==================


Certain Local Limited Partnerships incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

Troubled Housing Complexes
--------------------------

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

As of March 31, 2009 construction of the property was 75% complete and a certificate of occupancy was granted for both buildings in December 2009. The Partnership engaged all sub-contractors to sign new construction contracts, along with lien releases for any and all work done after their engagement. Subsequent to December 31, 2007, the Partnership has voluntarily advanced $868,486 to Davenport for construction related costs.

It is anticipated that Davenport will be fully completed by March 31, 2010 and achieve stabilized operations by May 31, 2010. Davenport has been awarded state historical tax credits from the State of Iowa, federal historical credits and federal Low Income Housing Tax Credits. The State historical credits are given in the form of a refund check from the State in conjunction with the State tax return filing. The net amount of the check after applicable federal taxes will be contributed back to the property to help fund construction shortfalls. Davenport was also allocated additional federal Low Income

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
                                December 31, 2007
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Housing Tax Credits as well as federal historical tax credits. Upon the Limited Partners approval of the disposition of Sierra's Run and Fernwood, the Partnership will purchase the additional credits. See the exit strategy in footnote 1 regarding the disposition of Sierra's Run and Fernwood.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred cumulative acquisition fees of $1,468,670. As of December 31, 2007, September 30, 2007, June 30, 2007 and
     March 31, 2007, $0, $0, $497,595 and $707,895, respectively, were included in prepaid acquisition fees and costs and $1,468,670, $1,468,670, $971,075 and $760,775, respectively, were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $48,225, $34,873, $24,537 and $16,984 as of December 31, 2007, September
     30, 2007, June 30, 2007 and March 31, 2007, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred cumulative acquisition costs of $419,620. As of December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007, $0, $0, $142,170 and
     $202,256, respectively, were included in prepaid acquisition fees and costs and $419,620, $419,620, $277,450 and $217,364, respectively, were included in investments in Local Limited Partnerships. Accumulated amortization was $13,776, $9,962, $7,009 and $4,851 as of December 31, 2007, September 30,
     2007, June 30, 2007 and March 31, 2007, respectively.

(c) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $32,098 and $2,140 were incurred during the three months ended June 30, 2007 and 2006 respectively. For the six months ended September 30, 2007 and 2006, the Partnership incurred asset management fees of $69,493 and 20,641, respectively. Management fees of $113,635 and $62,245 were incurred during the nine months ended December 31, 2007 and 2006, respectively. The Partnership paid the General Partner or its affiliates $79,139 and $0 of those fees during the three months ended June 30, 2007 and 2006, respectively, $114,436 and $0 during the six months ended September 30, 2007 and 2006, respectively, and $114,436 and $10,000 during the nine months ended December 31, 2007 and 2006, respectively.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
                                December 31, 2007
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

(d) A non-accountable organization and offering and underwriting expense reimbursement, collectively equal to 4% of the gross proceeds from the sale of the Partnership Units and a dealer manager fee equal to 2% of the gross proceeds from the sale of the Partnership Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. For all periods presented the Partnership incurred non-accountable organization and offering and underwriting expense reimbursement costs collectively totaling $839,240 and dealer manager fees totaling $419,620. All other organizational and offering expenses, inclusive of the non-accountable organization and offering and underwriting expense reimbursement, and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units.

(e)  Selling  commissions  of 7% of  the  net  proceeds  from  the  sale  of the
     Partnership Units of the payable to WNC Capital Corp. advanced by the General Partner or affiliates on behalf of the Partnership. As of December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007, the
     Partnership incurred selling commissions of $1,453,084, $1,453,084, $1,444,433 and $1,428,962, respectively. As of June 30, 2007, September 30,
     2007, December 31, 2007 and March 31, 2007 the accrued fees and expenses due to General Partner or affiliates included $1,400, $1,400, $0 and $1,400 commissions payables, respectively.

(f) A subordinated disposition fee will be paid in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred for all periods presented.

(g) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2007 and 2006, $19,607 and $4,661 during the six months ended September 30, 2007 and 2006, respectively, and $28,306 and $27,490 during the nine months ended December 31, 2007 and 2006, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                               June 30, 2007       September 30,         December 31,        March 31, 2007
                                                                        2007                 2007
                                              ----------------    -----------------    -----------------     ---------------


       Asset management fee payable            $       22,477      $        24,575      $        68,717       $       69,518
       Reimbursement for expenses paid
           by the General Partner or an
           affiliate on behalf of the
           Partnership                                 18,032                5,988                3,815               12,770
       Organizational and offering
            costs payable                               1,400                1,400                    -                1,400
                                              ----------------    -----------------    -----------------     ---------------
       Total                                  $        41,909      $        31,963      $        72,532       $       83,688
                                              ================    =================    =================     ===============

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
                                December 31, 2007
                                   (Unaudited)

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances. Payables to Local Limited Partnerships were increased for tax credit adjusters during the three months ended June 30, 2007 and 2006 in the amounts of $139 and $0, respectively, during the six months ended June 30, 2007 and 2006 in the amounts of $139 and $0, respectively, and during the nine months ended December 31, 2007 and 2006 in the amounts of $139 and $0, respectively.

NOTE 5 -DUE FROM DEALERS AND INVESTORS
--------------------------------------

Limited partners who subscribed for twenty or more Partnership Units could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, and due no later than nine months after the subscription date. As of March 31, 2006, the Partnership had received subscriptions for 7,691 Partnership Units which included amounts due from dealers totaling $816,000 and promissory notes from investors of $117,500. The Partnership concluded selling Partnership Units as of March 31, 2007 and as of that date had sold a total of 20,981 Partnership Units. As of March 31, 2007, there were no amounts due from dealers, and promissory notes from investors totaled $142,085. As of June 30, 2007, September 30, 2007 and December 31, 2007, the promissory notes from investors were $142,085, $0 and $0, respectively. The $142,085 was collected in full during the six months ended September 30, 2007.

NOTE 6- SUBSEQUENT EVENTS
-------------------------

Subsequent to December 31, 2007, the Partnership advanced $868,486 to one Local Limited Partnership, Davenport. Davenport has been experiencing construction issues. All advances were reserved in full in the period they were advanced. See Troubled Housing Complexes in footnote 2 for further details regarding the construction related issues.

Subsequent to December 31, 2007, on December 24, 2009 the Partnership identified two Local Limited Partnerships, Fernwood and Sierra's Run, for disposition in order to generate sufficient equity to complete the purchase of Davenport (See troubled Housing Complexes in footnote 2). On February 12, 2010, Fernwood and Sierra's Run were sold, subject to a condition subsequent that the Limited Partners approve the sales by a majority in interest of the Limited Partners. See the exit strategy in footnote 1 for additional information regarding the disposition of these two Local Limited Partnerships.

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2007 and 2006, the three and six months ended September 30, 2007 and 2006, and the three and nine months ended December 31, 2007 and 2006, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2007 consisted of $9,834,000 in cash and cash equivalents, aggregate investments in the seven Local Limited Partnerships of $10,787,000 and deferred acquisition cost and fees of $640,000. Liabilities at June 30, 2007 consisted of $42,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates, accrued expenses of $8,000 and payables to Local Limited Partnerships for $3,741,000.

The Partnership's assets at September 30, 2007 consisted of $7,879,000 in cash and cash equivalents, aggregate investments in the ten Local Limited Partnerships of $16,924,000. Liabilities at September 30, 2007 consisted of $32,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and accrued expenses of $18,000 and payables due to Local Limited Partnership of $ 7,581,000.

The Partnership's assets at December 31, 2007 consisted of $6,223,000 in cash and cash equivalents and aggregate investments in the ten Local Limited Partnerships of $16,434,000. Liabilities at December 31, 2007 consisted of $73,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates, and accrued expenses of $18,000 and payables to Local Limited Partnerships of $5,871,000.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 The Partnership's net loss for the three months ended June 30, 2007 was $(382,000), reflecting an increase of approximately $(419,000) from the net income of $37,000 for the three months ended June 30, 2006. Equity in losses of Local Limited Partnerships increased by $(438,000) from the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The Partnership had interests in seven Local Limited Partnerships as of June 30, 2007 and as of June 30, 2006 the Partnership had interests in three Local Limited Partnerships. The increase of $(438,000) is due to the fact that additional Local Limited Partnerships had been acquired as of June 31, 2007 and the Local Limited Partnerships that were purchased in the previous year had become fully occupied by June 30, 2007. The asset management fees increased by $(30,000) for three months ended June 30, 2007 since those fees accrue in an amount equal to 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Therefore with an increase in investments in Local Limited Partnerships there should be a corresponding increase in asset management fees. Amortization of acquisition costs and fees increased by $(9,000) due to the fact that the amortization does not start until interests in Local Limited Partnerships are acquired. The legal and accounting fees as well as the other operating expenses each increased by $(1,000) due to the Partnership being in full operation during 2007 compared to 2006 when the Partnership was still in the beginning phases of operations. The increases above were offset by an increase of $60,000 in interest income. The increase was due to two factors. First, the cash balance during the three months ended June 30, 2007 on the average was higher compared to the balance during the three months ended June 30, 2006. Additionally, interest rates were higher during the three months ended June 30, 2007 compared to during the three months ended June 30, 2006.

Three  Months  Ended  September  30,  2007  Compared to the Three  Months  Ended
September  30,  2006  The  Partnership's  net loss for the  three  months  ended
September 30, 2007 was $(431,000), reflecting an increase of approximately $(390,000) from the net loss of $(41,000) for the three months ended September 30, 2006. Equity in losses of Local Limited Partnerships increased by $(364,000) from the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The Partnership had interests in ten Local Limited Partnerships as of September 30, 2007 and as of September 30, 2006 the Partnership had interests in six Local Limited Partnerships. The increase of $(364,000) is due to the fact that additional Local Limited Partnerships had been acquired as of September 30, 2007 and the Local Limited Partnerships had become fully operational. The asset management fees increased by $(19,000) for the three months ended September 30, 2007 since those fees accrue in an amount equal to 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Therefore with an increase in the investments in Local Limited Partnerships there would be a corresponding increase in asset management fees. Amortization of acquisition costs and fees increased by $(10,000) due to the fact that the amortization does not start until interests in Local Limited Partnerships are acquired. The legal and accounting fees decreased by $6,000 due to the timing of the accounting work being performed. The expenses related to asset management site visits and construction monitoring increased by $(3,000) since the number of Local Limited Partnerships increased. Interest income decreased by $(1,000). Interest rates were higher during the three months ended September 30, 2007 compared to the three months ended September 30, 2006, however the average cash balance for the three months ended September 30, 2006 was significantly higher than the average cash balance for the three months ended September 30, 2007.

Six Months Ended September 30, 2007 Compared to the Six Months Ended September 30, 2006 The Partnership's net loss for the six months ended September 30, 2007 was $(813,000), reflecting an increase of approximately $(809,000) from the net loss of $(4,000) for the six months ended September 30, 2006. Equity in losses of Local Limited Partnerships increased by $(802,000) from the six months ended September 30, 2006. The increase is a result of additional Local Limited Partnerships had been acquired as of September 30, 2007 and the Local Limited Partnerships had become fully operational. The asset management fees increased by $(49,000) for the six months ended September 30, 2007 since those fees accrue in an amount equal to 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Therefore with an increase in the investments in Local Limited Partnerships there would be a corresponding increase in asset management fees. The legal and accounting fees decreased by $5,000 for the six months ended September 30, 2007 compared to the six months ended September 30, 2006 due to the timing of when the work was performed. The amortization increased by $(19,000) due to the fact that the amortization does not start until interests in Local Limited Partnerships are acquired. The expenses related to asset management site visits and construction monitoring increased by $(3,000) since the number of Local Limited Partnerships increased. The interest income increased by $59,000, largely due to interest rates being higher during the six months ended September 30, 2007 than during the six months ended September 30, 2006. Additionally, the average cash balance was higher during the six months ended September 30, 2007 compared to the six months ended September 30, 2006.

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006 The Partnership's net loss for the three months ended December 31, 2007 was $(477,000), reflecting an increase of approximately $(291,000) from the net loss of $(186,000) for the three months ended December 31, 2006. Equity in losses of Local Limited Partnerships increased by $(215,000) from the three months ended December 31, 2007 compared to the three months ended December 31, 2006. The Partnership had interests in ten Local Limited Partnerships as of December 31, 2007 and as of December 31, 2006 the Partnership had interests in six Local Limited Partnerships. The increase of $(215,000) is due to the fact that additional Local Limited Partnerships had been acquired as of December 31, 2007 and the Local Limited Partnerships had become fully operational. The asset management fees increased by $(3,000) for the three months ended December 31, 2007 since those fees accrue in an amount equal to 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Therefore with an increase in the investments in Local Limited Partnerships there would be a corresponding increase in asset management fees. Amortization of acquisition costs and fees increased by $(8,000) due to the fact that the amortization does not start until interests in Local Limited Partnerships are acquired. The expenses related to asset management site visits and construction monitoring increased by $(2,000) since the number of Local Limited Partnerships increased. Interest income decreased by $(62,000). While interest rates were higher during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, the average cash balance for the three months ended December 31, 2006 was significantly higher than the average cash balance for the three months ended December 31, 2007.

Nine Months Ended December 31, 2007 Compared to the Nine Months Ended December 31, 2006 The Partnership's net loss for the nine months ended December 31, 2007 was $(1,290,000), reflecting an increase of approximately $(1,100,000) from the net loss of $(190,000) for the nine months ended December 31, 2006. Equity in losses of Local Limited Partnerships increased by $(1,018,000) from the nine months ended December 31, 2006, the increase appears adequate considering the fact that additional Local Limited Partnerships had been acquired as of December 31, 2007 and the Local Limited Partnerships had become fully operational. The asset management fees increased by $(51,000) for the nine months ended December 31, 2007 since those fees accrue in an amount equal to 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Therefore with an increase in the investments in Local Limited Partnerships there would be a corresponding increase in asset management fees. The legal and accounting fees decreased by $6,000 for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 due to the timing of when the work was performed. The amortization increased by $(27,000) due to the fact that the amortization does not start until interests in Local Limited Partnerships are acquired. The expenses related to asset management site visits and construction monitoring increased by $(6,000) since the number of Local Limited Partnerships increased. The interest income decreased by $(3,000), due in large part to the average cash balance for the nine months ended December 31, 2006 being higher than the average cash balance for the nine months ended December 31, 2007.

Capital Resources and Liquidity

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 Net cash used during the three months ended June 30, 2007 was $(2,130,000), compared to net cash provided during the three months ended June 30, 2006 of $3,947,000, reflecting a change of $6,077,000. During the three months ended June 30, 2006, the Partnership received $5,788,000 in cash for the sale of Partnership Units. There were no sales during the three months ended June 30, 2007, since sales concluded prior to June 30, 2007. Also, during the three months ended June 30, 2006 the Partnership paid $(723,000) in offering expenses which were related to the Partnership Units that had been sold in the three months. Additionally, the Partnership had to pay an investor $(28,000) for an overpayment that had occurred prior to March 31, 2006. During the three months ended June 30, 2006 the Partnership paid the General Partner or an affiliate $(535,000) for acquisition costs and fees, which are paid during the selling stage of the Partnership. The Partnership also paid $(614,000) in capital contribution payments to Local Limited Partnerships it had acquired during that three month period. During the three months ended June 30, 2007 the Partnership made capital contribution payments to Local Limited Partnerships in the amount of $(2,154,000), which is to be expected during the acquisition phase of the Partnership. The Partnership also paid the General Partner or an affiliate $(79,000) in accrued asset management fees for the three months ended June 30, 2007 compared to no asset management fees being paid during the three months ended June 30, 2006. As of June 30, 2006 the Partnership had just begun accruing the asset management fees and during 2007 the Partnership was able to pay a portion of the accrued fee.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006 Net cash used during the six months ended September 30, 2007 was $(4,085,000), compared to net cash provided during the six months ended September 30, 2006 of $6,819,000, reflecting a change of $10,904,000. During the six months ended September 30, 2006, the Partnership received $13,759,000 in cash for the sale of Partnership Units. There were no sales during the six months ended September 30, 2007, since sales concluded prior to September 30, 2007. The Partnership did collect $142,000 in promissory notes during the six months ended September 30, 2007. Also, during the six months ended September 30, 2006 the Partnership paid $(1,575,000) in offering expenses which were related to the Partnership Units that had been sold in the six months ended September 30, 2006, compared to only $(24,000) in offering expense paid during the six months ended September 30, 2007. The expenses during 2007 were commission payments related to the promissory notes that were collected during the six months ended September 30, 2007. Additionally, during the six months ended September 30, 2006, the Partnership had to pay an investor $(28,000) for an overpayment that had occurred prior to March 31, 2006. During the six months ended September 30, 2006 the Partnership paid the General Partner or an affiliate $(985,000) for acquisition costs and fees, which are paid during the selling stage of the Partnership. The Partnership also paid $(4,504,000) in capital contribution payments to Local Limited Partnerships it had acquired during that six month period. During the six months ended September 30, 2007 the Partnership made capital contribution payments to Local Limited Partnerships in the amount of $(4,285,000), which is to be expected during the acquisition phase of the Partnership. The Partnership also paid the General Partner or an affiliate $(114,000) in accrued asset management fees and $(19,000) for reimbursement of operating expenses paid on the Partnerships behalf, for the six months ended September 30, 2007 compared to no asset management fees and $(4,000) for reimbursement of operating expenses paid on the Partnerships behalf being paid during the six months ended September 30, 2006. As of September 30, 2006 the Partnership had just begun accruing the asset management fees and during 2007 the Partnership was able to pay a portion of the accrued fee.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006 Net cash used during the nine months ended December 31, 2007 was $(5,741,000), compared to net cash provided during the nine months ended December 31, 2006 of $6,397,000, reflecting a change of $12,138,000. During the nine months ended December 31, 2006, the Partnership received $13,785,000 in cash for the sale of Partnership Units. There were no sales during the nine months ended December 31, 2007, since sales concluded prior to December 31, 2007. The Partnership did collect $142,000 in promissory notes during the nine months ended December 31, 2007. Also, during the nine months ended December 31, 2006 the Partnership paid $(1,765,000) in offering expenses which were related to the Partnership Units that had been sold in the nine month period, compared to only $(24,000) in offering expenses paid during the nine months ended December 31, 2007. The expenses during 2007 were commission payments related to the promissory notes that were collected during the nine months ended December 31, 2007. Additionally, during the nine months ended December 31, 2006, the Partnership had to pay an investor $(28,000) for an overpayment that had occurred prior to March 31, 2006. During the nine months ended December 31, 2006 the Partnership paid the General Partner or an affiliate $(1,268,000) for acquisition costs and fees, which are paid during the selling stage of the Partnership. The Partnership also paid $(4,573,000) in capital contribution payments to Local Limited Partnerships it had acquired during that nine month period. During the nine months ended December 31, 2007 the Partnership made capital contribution payments to Local Limited Partnerships in the amount of $(5,994,000), which is to be expected during the acquisition phase of the Partnership. The Partnership also paid the General Partner or an affiliate $(114,000) in accrued asset management fees and $(28,000) for reimbursement of operating expenses paid on the Partnerships behalf, for the nine months ended December 31, 2007 compared to $(10,000) in asset management fees and $(27,000) for reimbursement of operating expenses paid on the Partnerships behalf being paid during the nine months ended December 31, 2006.

During the three, six and nine months ended June 30, 2007, September 30, 2007 and December 31, 2007, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, decreased by $43,000, $53,000 and $11,000.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2007, to be sufficient to meet all currently foreseeable future cash requirements.

Recent Accounting Changes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

In September 2006, the FASB issued SFAS No.157 ("SFAS 157"), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2008, the FASB issued FASB Staff Position 157-2 ("FAS FSP 157-2"), Effective Date of FASB Statement No.157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership's financial statements.

In February 2007, the FASB issued SFAS No.159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No.115. SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that this pronouncement will have a material impact on the Partnership's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No.141(R) ("SFAS 141R"), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS 141R also requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target's assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Partnership is currently evaluating the impacts and disclosures of this pronouncement, but would not expect SFAS 141R to have a material impact on the Partnership's financial statements.

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

In November 2008 the FASB ratified EITF No.08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments. This Issue shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The transition disclosures in paragraphs 17 and 18 of Statement 154 shall be provided, if applicable. The Partnership does not expect this pronouncement to have a material impact on the Partnership's financial statements.

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

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments."The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.The FSP is effective for the Partnership as of June 30, 2009 and the Partnership does not expect the FSP will impact the Partnership's financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and will therefore be adopted by the Partnership for the quarter ended June 30, 2009. The adoption is not expected to have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

In June 2009, the FASB issued the Accounting Standards Codification ("Codification"). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with stocktickerplacecountry-regionU.S. generally accepted accounting principles ("GAAP"). The Codification is intended to reorganize, rather than change, existing GAAP. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, all references to currently existing GAAP will be removed and will be replaced with plain English explanations of the Partnership's accounting policies beginning with financial statements for the interim period ended September 30, 2009. The adoption of the Codification is not expected to have a material impact on the Partnership's financial position or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1)the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2)the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment is effective for fiscal years beginning after November 15,2009. The adoption of this guidance on April 1, 2010 is not expected to havea material effect on the Partnership's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         NOT APPLICABLE

Item 4T.  Controls and Procedures

(a)      Disclosure controls and procedures
         -----------------------------------

          As of the end of the periods covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership's periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms, consistent with the definition of "disclosure controls and procedures" under the Securities Exchange Act of 1934.

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 1A. Risk Factors

          No material changes in risk factors as previously disclosed in the Partnership's Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.   Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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



By:      WNC National Partners, LLC
         General Partner

By:      WNC & Associates, Inc.,





By: /s/ Wilfred N. Cooper, Jr.
    --------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: April 1, 2010





By:  /s/ Melanie R. Wenk
    --------------------

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: April 1, 2010