Form 10-Q
period 2008-06-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2010-04-02
CIK 1321228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended June 30, 2008
                For the Quarterly Period Ended September 30, 2008
                For the Quarterly Period Ended December 31, 2008

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

                     17782 Sky Park Circle, Irvine, CA 92614
                   ( Address of principle executive offices )

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

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2008
                For the Quarterly Period Ended September 30, 2008
                For the Quarterly Period Ended December 31, 2008

WNC Housing Tax Credit Fund VI, L.P., Series 14 ("Series 14") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 14.

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
           As of June 30, 2008,  September 30, 2008,  December 31, 2008 and
           March 31, 2008......................................................3

     Statements of Operations
           For the Three Months Ended June 30, 2008 and 2007...................4
           For the Three and Six Months Ended September 30, 2008 and 2007......5
           For the Three and Nine Months Ended December 31, 2008 and 2007......6

     Statements of Partners' Equity (Deficit)
           For the Three Months Ended June 30, 2008 ...........................7
           For the Six Months Ended September 30, 2008 ........................7
           For the Nine Months Ended December 31, 2008 ........................7

     Statements of Cash Flows
           For the Three Months Ended June 30, 2008 and 2007...................8
           For the Six Months Ended September 30, 2008 and 2007...............10
           For the Nine Months Ended December 31, 2008 and 2007...............12

     Notes to Financial Statements............................................14

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................27

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......32

     Item 4T.  Controls and Procedures  ......................................32

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................33

     Item 1A. Risk Factors....................................................33

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....33

     Item 3.  Defaults Upon Senior Securities.................................33

     Item 4.  Submission of Matters to a Vote of Security Holders.............33

     Item 5.  Other Information...............................................33

     Item 6.  Exhibits........................................................34

     Signatures............................................................. .35

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                  June 30,       September 30,     December 31,       March 31,
                                                                   2008              2008              2008              2008
                                                              ----------------   --------------    ---------------   -------------

ASSETS
Cash and cash equivalents                                       $    2,244,793    $   1,924,292      $   1,774,091    $  3,715,123
Investments in Local Limited Partnerships, net
   (Notes 2 and 3)                                                  15,235,211       14,540,383         13,870,230      15,943,480
                                                              ----------------   ---------------    --------------   -------------

              Total Assets                                      $   17,480,004    $  16,464,675      $  15,644,321    $ 19,658,603
                                                               ===============   ===============    ==============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to Local Limited Partnerships (Note 4)               $    1,878,784    $   1,530,390      $    1,337,043   $  3,353,604
  Accrued expenses                                                      17,765                -                   -         17,765
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                            162,507          184,573             240,633        111,896
                                                               ---------------   --------------       -------------   ------------

              Total Liabilities                                      2,059,056        1,714,963           1,577,676      3,483,265
                                                               ---------------   --------------      --------------    -----------

Partners equity (deficit):
  General Partner                                                       (2,738)          (3,410)             (4,093)        (1,984)
  Limited Partners (25,000 Partnership Units authorized;
    20,981 Partnership Units issued and outstanding)                15,423,686       14,753,122          14,070,738     16,177,322
                                                                ---------------    ------------      --------------   ------------
            Total Partners Equity (Deficit)                         15,420,948       14,749,712          14,066,645     16,175,338
                                                                --------------   ----------------    --------------    -----------
                  Total Liabilities and Partners Equity (Deficit)$  17,480,004    $  16,464,675      $   15,644,321   $ 19,658,603
                                                                ==============   ================    ===============  ============

                 See accompanying notes to financial statements
                                       3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)

                                                      2008                              2007
                                                -----------------                ------------------
                                                  Three Months                      Three Months
                                                -----------------                ------------------

Reporting fees                                   $         1,500                  $               -
                                                -----------------                ------------------

Operating expenses:
  Amortization (Note 2)                                   17,175                              9,720
  Asset management fees (Note 3)                          44,762                             32,098
  Asset management expenses                                4,161                              3,175
  Impairment loss                                         80,344                                  -
  Legal and accounting fees                                  290                                884
  Other                                                    1,398                              1,203
                                                -----------------                ------------------

    Total operating expenses                             148,130                             47,080
                                                -----------------                ------------------

Loss from operations                                    (146,630)                           (47,080)

Equity in losses of Local Limited
   Partnerships (Note 2)                                (610,750)                          (453,836)

Interest income                                            2,990                            118,483
                                                -----------------                ------------------

Net loss                                         $      (754,390)                 $       (382,433)
                                                =================                ==================

Net loss allocated to:
  General Partner                                $          (754)                 $           (382)
                                                =================                ==================

  Limited Partners                               $      (753,636)                 $       (382,051)
                                                =================                ==================

Net loss per
  Partnership  Unit                              $        (35.92)                 $         (18.21)
                                                =================                ==================

Outstanding weighted
  Partnership  Units                                      20,981                             20,981
                                                =================                ==================


                 See accompanying notes to financial statements
                                        4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                    For the Three Months and Six Months Ended
                           September 30, 2008 and 2007
                                   (Unaudited)

                                                        2008                                       2007
                                        -------------------------------------     ---------------------------------------
                                             Three                 Six                 Three                  Six
                                             Months               Months              Months                 Months
                                        -----------------     ---------------     ----------------      -----------------
Other income                             $            -        $          -        $           7         $              7
Reporting fees                                    5,833               7,333                    -                        -
                                        -----------------     ---------------     ----------------      -----------------
    Total operating income                        5,833               7,333                    7                        7

Operating expenses:
  Amortization (Note 2)                          17,175              34,350               13,298                   23,018
  Asset management fees (Note 3)                 44,681              89,443               37,395                   69,493
  Asset management expenses                       3,384               7,545                3,745                    6,920
  Impairment loss                                     -              80,344                    -                        -
  Legal and accounting fees                       8,882               9,172               13,550                   14,434
  Other                                               5               1,403                   33                    1,236
                                        ---------------     ---------------     ----------------        -----------------

    Total operating expenses                     74,127             222,257               68,021                  115,101
                                        ---------------     ---------------     ----------------        -----------------

Loss  from operations                           (68,294)           (214,924)             (68,014)                (115,094)

Equity in losses of Local
 Limited Partnerships (Note 2)                 (610,750)         (1,221,500)            (460,172)                (914,008)

Interest income                                   7,808              10,798               97,539                  216,022
                                        ----------------      --------------      ----------------      -----------------
Net loss                                 $     (671,236)       $ (1,425,626)      $     (430,647)         $      (813,080)
                                        ================      ==============      ===============       =================

Net loss allocated to:
  General Partner                        $         (672)       $     (1,426)      $        (431)        $            (813)
                                        ================      ==============      ===============       =================
  Limited Partners                       $     (670,564)       $ (1,424,200)      $    (430,216)        $        (812,267)
                                        ================      ==============      ===============       =================

Net loss per
  Partnership Unit                       $       (31.96)       $     (67.88)      $      (20.50)        $          (38.71)
                                        ================      ==============      ===============       =================

Outstanding weighted
  Partnership Units                              20,981              20,981              20,981                    20,981
                                        ================      ==============     ================       =================

                 See accompanying notes to financial statements
                                        5

                 WNC HOUSING TAX CREDIT FUND VI L.P., SERIES 13
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
      For the Three Months and Nine Months Ended December 31, 2008 and 2007
                                   (Unaudited)


                                                      2008                                        2007
                                       -----------------------------------     ----------------------------------------
                                           Three                Nine                Three                    Nine
                                          Months               Months               Months                  Months
                                       --------------       --------------     -----------------         --------------


Other income                            $         -          $          -       $            -            $           7
Reporting fees                                    -                 7,333                    -                        -
                                       --------------       --------------     -----------------         --------------
    Total operating income                        -                 7,333                    -                        7

Operating expenses:
  Amortization (Note 2)                      17,175                51,525               17,175                   40,193
  Asset management fees (Note 3)             44,625               134,068               44,142                  113,635
  Asset management expenses                   1,889                 9,434                4,458                   11,378
  Impairment loss                                 -                80,344                    -                        -
  Legal and accounting fees                   9,536                18,708                    -                   14,434
  Other                                           9                 1,412                2,068                    3,304
                                       --------------       --------------     -----------------         --------------

    Total operating expenses                 73,234               295,491               67,843                  182,944
                                       --------------       --------------     -----------------         --------------

Loss from operations                        (73,234)             (288,158)             (67,843)                (182,937)

Equity in losses of Local
 Limited Partnerships (Note 2)             (610,750)           (1,832,250)            (472,853)              (1,386,861)

Interest income                                 917                11,715               63,586                  279,608
                                       --------------       --------------     -----------------         --------------

Net loss                                $  (683,067)        $  (2,108,693)       $    (477,110)           $  (1,290,190)
                                       ==============       ==============     =================         ==============

Net loss allocated to:
  General Partner                       $      (683)        $      (2,109)       $        (477)           $      (1,290)
                                       ==============       ==============     =================         ==============
  Limited Partners                      $  (682,384)        $  (2,106,584)       $    (476,633)           $  (1,288,900)
                                       ==============       ==============     =================         ==============

Net loss per
  Partnerships Units                    $    (32.52)        $     (100.40)       $      (22.72)           $      (61.43)
                                       ==============       ==============     =================         ==============

Outstanding weighted
  Partnership Units                          20,981                20,981               20,981                   20,981
                                       ==============       ==============     =================         ==============

                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                     STATEMENTS OF PARTNERS EQUITY (DEFICIT)
  For the Three Months Ended June 30, 2008, Six Months Ended September 30, 2008
                     and Nine Months Ended December 31, 2008
                                   (Unaudited)

                                     For the Three Months Ended June 30, 2008
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners equity (deficit) at March 31, 2008            $      (1,984)       $    16,177,322        $     16,175,338
Net loss                                                        (754)              (753,636)               (754,390)
                                                       ---------------      ----------------      -----------------
Partners equity (deficit) at June 30, 2008             $      (2,738)       $    15,423,686        $     15,420,948
                                                       ===============      ================      =================



                                    For the Six Months Ended September 30, 2008
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------


Partners equity (deficit) at March 31, 2008            $      (1,984)        $  16,177,322        $       16,175,338
Net loss                                                      (1,426)           (1,424,200)               (1,425,626)
                                                       ---------------      ----------------      ------------------
Partners equity (deficit) at September 30, 2008         $     (3,410)        $  14,753,122        $       14,749,712
                                                       ===============      ================      ==================



                                    For the Nine Months Ended December 31, 2008

                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners equity (deficit) at March 31, 2008            $      (1,984)         $  16,177,322       $      16,175,338
Net loss                                                      (2,109)            (2,106,584)             (2,108,693)
                                                       ---------------      ----------------      ------------------
Partners equity (deficit) at December 31, 2008         $      (4,093)         $  14,070,738       $      14,066,645
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements
                                        7

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)

                                                                                   2008                   2007
                                                                              ----------------      ------------------

Cash flows from operating activities:
  Net loss                                                                     $     (754,390)       $       (382,433)
    Adjustments to reconcile net loss to net
      cash provided operating activities:
        Amortization                                                                   17,175                    9,720
        Equity in losses of Local Limited Partnerships                                610,750                  453,836
        Impairment loss                                                                80,344                        -
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                              50,611                  (43,179)
                                                                              ----------------      ------------------
        Net cash provided by operating activities                                       4,490                   37,944
                                                                              ----------------      ------------------

Cash flows used in investing activities:
     Investment in Local Limited Partnerships, net                                 (1,474,820)              (2,154,047)
                                                                              ----------------      ------------------
Net cash used in investing activities                                              (1,474,820)              (2,154,047)
                                                                              ----------------      ------------------

Cash flows used in financing activities:
     Offering expenses                                                                      -                  (14,070)
                                                                              ----------------      ------------------
Net cash used in financing activities                                                       -                  (14,070)
                                                                              ----------------      ------------------

Net decrease in cash                                                               (1,470,330)              (2,130,173)

Cash, beginning of period                                                           3,715,123               11,964,300
                                                                              ----------------      ------------------

Cash, end of period                                                            $    2,244,793        $       9,834,127
                                                                              ================      ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                                  $            -        $               -
                                                                              ================      ==================
SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Offering expenses included within due to General Partner
    and affiliates                                                             $            -        $           1,400
                                                                             =================     ===================


                 See accompanying notes to financial statements
                                        8

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)

The Partnership increased its investment in Local Limited
  Partnerships and decreased prepaid acquisition fees and costs$               $               -       $          270,386
                                                                              ===================     ===================
The Partnership increased its investment in Local Limited
  Partnerships for unpaid capital contributions payable to Local
  Limited Partnerships                                                         $               -       $          279,550
                                                                              ===================     ===================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2008 and 2007
                                   (Unaudited)

                                                                            2008                 2007
                                                                        --------------      ----------------

Cash flows from operating activities:
  Net loss                                                               $  (1,425,626)     $       (813,080)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                            34,350                23,018
        Equity in losses of Local Limited Partnerships                       1,221,500               914,008
        Impairment loss                                                         80,344                     -
        Change in accrued expenses                                             (17,765)                9,765
        Change in accrued  fees and expenses due to
            General Partner and affiliates                                      72,677               (53,125)
                                                                        --------------      ----------------
        Net cash provided by (used in) operating activities                    (34,520)               80,586
                                                                        --------------      ----------------

Cash flows used in investing activities:
        Investments in Local Limited Partnerships, net                      (1,757,311)           (4,284,896)
        Distributions received from Local Limited Partnerships                   1,000                     -
                                                                        --------------      ----------------
Net cash used in investing activities                                       (1,756,311)           (4,284,896)
                                                                        --------------      ----------------

Cash flows provided by financing activities:
        Collection of promissory notes receivable                                    -               142,085
        Offering expenses                                                            -               (22,722)
                                                                        --------------      ----------------
Net cash provided by financing activities                                            -               119,363
                                                                        --------------      ----------------

Net decrease in cash                                                        (1,790,831)           (4,084,947)

Cash, beginning of period                                                    3,715,123            11,964,300
                                                                        --------------      ----------------

Cash, end of period                                                      $   1,924,292      $      7,879,353
                                                                        ==============      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                            $           -      $              -
                                                                        ==============      ================

SIGNIFICANT NONCASH INVESTING AND FINANCING
   ACTIVITIES

Offering expenses included within due to General
   Partner and affiliates                                                $           -      $          1,400
                                                                        ==============      ================
The Partnership decreased its investment in Local Limited
   Partnerships and decreased its payables to Local Limited
   Partnerships for tax credits not generated                            $     65,903        $             -
                                                                        ==============      ================


                 See accompanying notes to financial statements
                                       10

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
              For the Six Months Ended September 30, 2008 and 2007
                                   (Unaudited)

The Partnership increased its investment in Local Limited
  Partnerships and decreased prepaid acquisition fees and costs                $                -      $          910,151
                                                                              ===================     ===================
The Partnership increased its investment in Local Limited
  Partnerships for unpaid capital contributions payable to Local
  Limited Partnerships                                                         $                -      $        2,229,178
                                                                              ===================     ===================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2008 and 2007
                                   (unaudited)

                                                                              2008                2007
                                                                         ---------------     ----------------

Cash flows from operating activities:

  Net loss                                                                $  (2,108,693)       $   (1,290,190)
    Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
        Amortization                                                             51,525                40,193
        Equity in losses of Local Limited Partnerships                        1,832,250             1,386,861
        Impairment loss                                                          80,344                     -
        Change in accrued expenses                                              (17,765)                9,765
        Change in accrued  fees and expenses due to General
            Partner and/or affiliates                                           128,736               (11,156)
                                                                         ---------------      ---------------
        Net cash provided by (used in) operating activities                     (33,603)              135,473
                                                                         ---------------     ----------------

Cash flows used in investing activities:
        Investments in Local Limited Partnerships, net                       (1,908,429)           (5,994,461)
        Distributions received from Local Limited Partnerships                    1,000                     -
                                                                         ---------------     ----------------
Net cash used in investing activities                                        (1,907,429)           (5,994,461)
                                                                         ---------------     ----------------

Cash flows provided by financing activities:
        Collection of promissory notes receivable                                     -               142,085
        Offering expenses                                                             -               (24,122)
                                                                         ---------------     ----------------
Net cash provided by financing activities                                             -               117,963
                                                                         ---------------     ----------------

Net decrease in cash                                                         (1,941,032)           (5,741,025)

Cash, beginning of period                                                     3,715,123            11,964,300
                                                                         ---------------     ----------------

Cash, end of period                                                       $   1,774,091      $      6,223,275
                                                                         ===============     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                             $           -      $              -
                                                                         ===============     ================


SIGNIFICANT NONCASH INVESTING AND FINANCING  ACTIVITIES

The Partnership decreased its investment in Local Limited
   Partnerships and decreased its payables to Local Limited
   Partnerships for tax credits not generated                             $      108,131      $             -
                                                                         ===============     ================


                 See accompanying notes to financial statements
                                       12

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
              For the Nine Months Ended December 31, 2008 and 2007
                                   (unaudited)


The Partnership increased its investment in Local Limited
  Partnerships and decreased prepaid acquisition fees and costs                $               -       $          910,151
                                                                              ===================     ===================

The Partnership increased its investment in Local Limited
  Partnerships for unpaid capital contributions payable to Local
  Limited Partnerships                                                         $       2,229,178       $        2,229,178
                                                                              ===================     ===================

                 See accompanying notes to financial statements
                                       13

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
      For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
                                December 31, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2008, six months ended September 30, 2008 and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

The Partnership agreement authorizes the sale of up to 25,000 units at $1,000 per partnership Unit ("Partnership Units"). As of March 31, 2006, subscriptions for 7,691 Units had been accepted by the Partnership. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. As of March 31, 2007 total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400 which is net of volume discounts of $4,540 and dealer discounts of $11,060. The General Partner has a 0.1% interest in operating
profits  and  losses,   taxable  income  and  losses,   in  cash  available  for
distribution from the Partnership and Low Income Housing Tax Credits. The investors (the "Limited Partners") in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments. This offering was closed on September 21, 2006.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
                                December 31, 2008
                                   (Unaudited)

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
                                December 31, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

With that in mind, as of December 31, 2008, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have satisfied the IRS compliance requirements. Once the Housing Complexes have satisfied the IRS compliance requirements, the review will take into many consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership will expect to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. No Local Limited Partnerships have been identified for disposition as of December 31, 2008.

Subsequent to December 31, 2008, on December 24, 2009 the Partnership identified two Local Limited Partnerships, Fernwood Meadows, L.P. ("Fernwood") and Sierra's Run, L.P. ("Sierra's Run") for disposition in order to generate sufficient equity to complete the purchase of Davenport Housing VII, L.P. (See footnote 3 to the audited financial statements.) On February 12, 2010, Fernwood and Sierra's Run were sold, subject to a condition subsequent that the Limited Partners approve the sales by a majority in interest of the Limited Partners. The approval of the Limited Partners will be sought as the transfers were to a limited partnership that is affiliated with the Partnership. Fernwood and Sierra's Run were sold for an aggregate purchase price of $2,829,427. The Partnership's net investment balances in Fernwood and Sierra's Run were $1,904,702 and $1,805,558, respectively, at the time of the sale. Accordingly, the Partnership would recognize a loss on the sale of Local Limited Partnerships in the amount of approximately $881,000 if the sales are approved by the Limited Partners.

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
                                December 31, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

"Equity in losses of Local Limited Partnerships" for each of the periods ended June 30, 2008, September 30, 2008, December 31, 2008 and 2007, respectively have been recorded by the Partnership. Management's estimate for the three, six and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. For all periods presented none of the investment balances had reached zero.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008, the Partnership had cash equivalents of approximately $2,185,000, $1,886,000, $1,736,000 and $3,664,000, respectively.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
                                December 31, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2008 and 2007 was $17,175 and $9,720, respectively. For the six months ended September 30, 2008 and 2007 amortization expense was $34,350 and $23,018, respectively, and for the nine months ended December 31, 2008 and 2007 it was $51,525 and $40,193, respectively.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
                                December 31, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Impairment
----------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. For the the three months ended June 30, 2008 and 2007, the Partnership recorded an impairment loss of $80,344 and $0, respectively. For the six months ended September 30, 2008 and 2007 an impairment loss of $80,344 and $0, respectively, was recorded and for the nine months ended December 31, 2008 and 2007, an impairment loss of $80,344 and $0, respectively, was recorded. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investment's carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During each of the three months ended June 30, 2008 and 2007, the six months ended September 30, 2008 and 2007 and the nine months ended December 31, 2008 and 2007, there was no impairment loss recorded on the related intangibles.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in ten Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 647 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. For the the three months ended June 30, 2008 and 2007, the Partnership recorded an impairment loss of $80,344 and $0, respectively. For the six months ended September 30, 2008 and 2007 an impairment loss of $80,344 and $0, respectively, was recorded and for the nine months ended December 31, 2008 and 2007, an impairment loss of $80,344 and $0, respectively, was recorded. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investment's carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During each of the three months ended June 30, 2008 and 2007, the six months ended September 30, 2008 and 2007 and the nine months ended December 31, 2008 and 2007, there was no impairment loss recorded on the related intangibles.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
                                December 31, 2008
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                  For the Three              For the Year
                                                                   Months Ended                  Ended
                                                                  June 30, 2008             March 31, 2008
                                                              -----------------------      ------------------

     Investments per balance sheet, beginning of period         $          15,943,480       $       8,726,771
     Investments purchased and paid                                                 -               5,970,905
     Capital contributions payable, net                                             -               2,252,595
     Equity in losses of Local Limited Partnerships                          (610,750)             (1,859,713)
     Impairment loss                                                          (80,344)                      -
     Tax credit adjustments                                                         -                     139
     Capitalized acquisition costs and fees                                         -                 910,151
     Amortization of capitalized acquisition fees and costs                   (17,166)                (57,332)
     Amortization of capitalized warehouse interest and
        costs                                                                      (9)                    (36)
                                                               ----------------------      ------------------
     Investments per balance sheet, end of period               $          15,235,211       $      15,943,480
                                                                =====================      ==================


                                                                   For the Six               For the Year
                                                                   Months Ended                  Ended
                                                                September 30, 2008          March 31, 2008
                                                              -----------------------      ------------------

     Investments per balance sheet, beginning of period         $          15,943,480       $       8,726,771
     Investments purchased and paid                                                 -               5,970,905
     Capital contributions payable, net                                             -               2,252,595
     Equity in losses of Local Limited Partnerships                        (1,221,500)             (1,859,713)
     Impairment loss                                                          (80,344)                      -
     Distributions received from Local Limited
        Partnerships                                                           (1,000)                      -
     Tax credit adjustments                                                   (65,903)                    139
     Capitalized acquisition costs and fees                                         -                 910,151
     Amortization of capitalized acquisition fees and costs                   (34,332)                (57,332)
     Amortization of capitalized warehouse interest and
        costs                                                                     (18)                    (36)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period               $          14,540,383      $       15,943,480
                                                                =====================      ==================

                                       20

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
                                December 31, 2008
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                   For the Nine              For the Year
                                                                   Months Ended                  Ended
                                                                December 31, 2008           March 31, 2008
                                                              -----------------------      -----------------

     Investments per balance sheet, beginning of period        $          15,943,480        $      8,726,771
     Investments purchased and paid                                                -               5,970,905
     Capital contributions payable, net                                            -               2,252,595
     Equity in losses of Local Limited Partnerships                       (1,832,250)             (1,859,713)
     Impairment loss                                                         (80,344)                      -
     Distributions received from Local Limited
        Partnerships                                                          (1,000)
     Tax credit adjustments                                                 (108,131)                    139
     Capitalized acquisition costs and fees                                        -                 910,151
     Amortization of capitalized acquisition fees and costs                  (51,498)                (57,332)
     Amortization of capitalized warehouse interest and
        costs                                                                    (27)                    (36)
                                                              -----------------------      -----------------
     Investments per balance sheet, end of period              $          13,870,230        $     15,943,480
                                                              ========================    ==================


                                                                        For the Three Months       For the Year Ended
                                                                               Ended
                                                                           June 30, 2008             March 31, 2008
                                                                       -----------------------     --------------------

Investments in Local Limited Partnerships, net                          $           13,442,292      $        14,133,386
Acquisition fees and costs, net of accumulated amortization of
$96,333 and $79,167                                                                  1,791,957                1,809,123
Warehouse interest and costs, net of accumulated amortization
of $77 and $68                                                                             962                      971
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                            $           15,235,211      $        15,943,480
                                                                       =======================     ====================


                                                                         For the Six Months        For the Year Ended
                                                                               Ended
                                                                         September 30, 2008          March 31, 2008
                                                                       -----------------------     --------------------

Investments in Local Limited Partnerships, net                         $            12,764,639      $        14,133,386
Acquisition fees and costs, net of accumulated amortization of
$113,499 and $79,167                                                                 1,774,791                1,809,123
Warehouse interest and costs, net of accumulated amortization
of $86 and $68                                                                             953                      971
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                           $            14,540,383      $        15,943,480
                                                                       =======================     ====================

                                       21

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
                                December 31, 2008
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                        For the Nine Months        For the Year Ended
                                                                               Ended
                                                                         December 31, 2008           March 31, 2008
                                                                       -----------------------     --------------------

Investments in Local Limited Partnerships, net                          $          12,111,661       $        14,133,386
Acquisition fees and costs, net of accumulated amortization of
$130,665 and $79,167                                                                1,757,625                 1,809,123
Warehouse interest and costs, net of accumulated amortization
of $95 and $68                                                                            944                       971
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                            $          13,870,230        $       15,943,480
                                                                       =======================     ====================

Selected financial information for the three months ended June 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                       2008                       2007
                                                               ----------------------      ------------------

        Revenues                                                $           1,129,000       $         812,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                    305,000                 350,000
          Depreciation and amortization                                       473,000                 221,000
          Operating expenses                                                  962,000                 695,000
                                                               ----------------------      ------------------
            Total expenses                                                  1,740,000               1,266,000
                                                               ----------------------      ------------------

        Net loss                                                $            (611,000)      $        (454,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                    $           (611,000)      $        (454,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                    $            (611,000)       $       (454,000)
                                                              =======================      ==================


Selected financial information for the six months ended September 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
                                December 31, 2008
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                        COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                               2008                    2007
                                                                        -------------------    ---------------------

                Revenues                                                 $        2,258,000     $          1,713,000
                                                                        -------------------    ---------------------
                Expenses:
                  Interest expense                                                  610,000                  723,000
                  Depreciation and amortization                                     947,000                  457,000
                  Operating expenses                                              1,923,000                1,463,000
                                                                        -------------------    ---------------------
                Total expenses                                                    3,480,000                2,643,000
                                                                        -------------------    ---------------------

                Net loss                                                 $       (1,222,000)    $           (930,000)
                                                                        ===================    =====================
                Net loss allocable to the Partnership                    $       (1,222,000)    $           (914,000)
                                                                        ===================    =====================
                Net loss recorded by the Partnership                     $       (1,222,000)    $           (914,000)
                                                                        ===================    =====================

Selected financial information for the nine months ended December 31, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                        2008                     2007
                                                               ----------------------      ------------------

        Revenues                                                $           3,387,000       $       2,570,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                    915,000               1,085,000
          Depreciation and amortization                                     1,420,000                 686,000
          Operating expenses                                                2,885,000               2,194,000
                                                               ----------------------      ------------------
        Total expenses                                                      5,220,000               3,965,000
                                                               ----------------------      ------------------

        Net loss                                                $          (1,833,000)      $      (1,395,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                   $          (1,832,000)      $      (1,387,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                    $          (1,832,000)      $      (1,387,000)
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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
                                December 31, 2008
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,468,670. Accumulated amortization of these capitalized costs was $101,633, $88,281, $74,929 and $61,577 as of December 31, 2008,
          September 30, 2008, June 30, 2008 and March 31, 2008, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $29,032, $25,218, $21,404 and $17,590 as of December 31, 2008,
          September 30, 2008, June 30, 2008 and March 31, 2008, respectively.

(c) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes) of the Local Limited Partnerships. Asset management fees of $44,762 and $32,098 were incurred during the three months ended June 30, 2008 and 2007, respectively. For the six months ended September 30, 2008 and 2007, the Partnership incurred asset

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
                                December 31, 2008
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          management fees of $89,443 and $69,493, respectively. Management fees of $134,068 and $113,635 were incurred during the nine months ended December 31, 2008 and 2007, respectively. The Partnership paid the General Partner or its affiliates $0 and $79,139 of those fees during the three months ended June 30, 2008 and 2007, respectively, $15,000 and $114,436 during the six months ended September 30, 2008 and 2007, respectively, and $15,000 and $114,436 during the nine months ended December 31, 2008 and 2007, respectively.

(d) A subordinated disposition fee will be paid in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred for all periods presented.

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2008 and 2007 $19,886 and $19,607 for the six months ended September 30, 2008 and 2007, respectively, and $19,886 and $28,306 during the nine months ended December 31, 2008 and 2007, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                               June 30, 2008       September 30,         December 31,        March 31, 2008
                                                                        2008                 2008
                                              ----------------    -----------------    -----------------     --------------

       Asset management fee payable            $      142,621      $       172,302      $       216,927       $      97,859
       Reimbursement for expenses paid
        by General Partners    or   an
        affiliate on behalf of the
        Partnership                                    19,886               12,271               23,706              14,037
                                              ----------------    -----------------    -----------------     --------------
       Total                                    $     162,507      $       184,573      $       240,633       $     111,896
                                              ================    =================    =================     ==============


The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

Payables to Local Limited Partnerships amounting to $1,337,043, $1,530,390, $1,878,784 and $3,353,604 at December 31, 2008, September 30, 2008, June 30,
2008 and March 31, 2008, respectively, represent amounts, which are due at various times based on conditions specified in the respective Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances. Payables to Local Limited Partnerships were increased for tax credit adjusters during the three months ended June 30, 2008 and 2007 in the amount of $0 and $139, respectively, during the six months ended September 30, 2008 and 2007 in the amount of $(65,903) and $139, respectively, and during the nine months ended December 31, 2008 and 2007 in the amount of $(108,131) and $139, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
                                December 31, 2008
                                   (Unaudited)

NOTE 5 - SUBSEQUENT EVENTS
--------------------------

Subsequent to December 31, 2008, the Partnership advanced $868,486 to one Local Limited Partnership, Davenport. Davenport has been experiencing construction issues. All advances were reserved in full in the period they were advanced. See Troubled Housing Complexes in footnote 2 for further details regarding the construction related issues.

Subsequent to December 31, 2008, on December 24, 2009 the Partnership identified two Local Limited Partnerships, Fernwood and Sierra's Run, for disposition in order to generate sufficient equity to complete the purchase of Davenport (See troubled Housing Complexes in footnote 2). On February 12, 2010, Fernwood and Sierra's Run were sold, subject to a condition subsequent that the Limited Partners approve the sales by a majority in interest of the Limited Partners. See the exit strategy in footnote 1 for additional information regarding the disposition of these two Local Limited Partnerships.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2008 and 2007, the three and six months ended September 30, 2008 and 2007, and the three and nine months ended December 31, 2008 and 2007, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2008 consisted of $2,245,000 in cash and cash equivalents and aggregate investments in the ten Local Limited Partnerships of $15,235,000. Liabilities at June 30, 2008 consisted of $163,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates, accrued expenses of $18,000 and payables due to Local Limited Partnership of $1,879,000.

The Partnership's assets at September 30, 2008 consisted of $1,924,000 in cash and cash equivalents and aggregate investments in the ten Local Limited Partnerships of $14,540,000. Liabilities at September 30, 2008 consisted of $185,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and payables due to Local Limited Partnership of $1,530,000.

The Partnership's assets at December 31, 2008 consisted of $1,774,000 in cash and cash equivalents and aggregate investments in the ten Local Limited Partnerships of $13,870,000. Liabilities at December 31, 2008 consisted of $241,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and payables due to Local Limited Partnership of $1,337,000.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007 The Partnership's net loss for the three months ended June 30, 2008 was $(754,000), reflecting an increase of approximately $(372,000) from the net loss of $(382,000) for the three months ended June 30, 2007. Equity in losses of Local Limited Partnerships increased by $(157,000) from the three months ended June 30, 2007 due to the Partnership acquiring additional interest in three Local Limited Partnerships as well as the operations of six of the previously acquired limited partnerships interests were fully operational. The asset management fees increased by approximately $(13,000) due to the fact that the fees are earned based on the invested assets, which is the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes. As of June 30, 2007 the Partnership had interest in seven Local Limited Partnerships compared to ten as of June 30, 2008, therefore the invested assets calculation increased allowing the asset management fee to also increase. The amortization expense increased by $(7,000) since acquisition costs and fees are amortized once the Local Limited Partnership that the fees and costs are associated with is acquired. All of the Local Limited Partnerships had been acquired by June 30, 2008. There was an impairment loss of $(80,000) recorded during the three months ended June 30, 2008 compared to no impairment loss recorded for the three months ended June 30, 2007. The impairment loss can vary from year to year depending on the operations of the underlying Housing Complexes as well as the amount of Low Income Housing Tax Credits that are used each year for each of the Local Limited Partnerships. The reporting fee income increased by $1,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The interest income decreased by $(115,000) due in large part to the cash balance as of June 30, 2008 being significantly lower compared to the ending cash balance as of June 30, 2007. In addition, the interest rates were lower in 2008 compared to 2007.

Three  Months  Ended  September  30,  2008  Compared to the Three  Months  Ended
September  30,  2007  The  Partnership's  net loss for the  three  months  ended
September 30, 2008 was $(671,000), reflecting an increase of approximately $(240,000) from the net loss of $(431,000) for the three months ended September 30, 2007. Equity in losses of Local Limited Partnerships increased by $(151,000) for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. During the entire three months ended September 30, 2008 the Partnership held limited partnership interests in ten Local Limited Partnerships of which nine were in stabilized operations generating losses. During the three months ended September 30, 2007 the Partnership acquired three Local Limited Partnerships during that time period therefore only recorded a portion of losses for those particular Local Limited Partnerships as well as the losses from the other six Local Limited Partnerships that had completed construction and were generating losses. The amortization increased by $(4,000) since acquisition costs and fees are amortized once the Local Limited Partnership that the fees and costs are associated with is acquired. The asset management fees increased by approximately $(7,000) due to the fact that the fees are earned based on the invested assets, which is the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes. As of September 30, 2007 the Partnership had interest in ten Local Limited Partnerships, but had only had three of them for one month compared to ten as of September 30, 2008, which were held for the entire three months, therefore the invested assets calculation increased allowing the asset management fee to also increase. The legal and accounting fees decreased by $5,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to the timing of when the work was performed. The reporting fee income increased by $6,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The interest income decreased by $(90,000) due in large part to the significantly lower cash balance as of September 30, 2008 compared to the ending cash balance as of September 30, 2007. In addition the interest rates were lower in 2008 compared to 2007.

Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007 The Partnership's net loss for the six months ended September 30, 2008 was $(1,426,000), reflecting an increase of approximately $(613,000) from the net loss of $(813,000) for the six months ended September 30, 2007. Equity in losses of Local Limited Partnerships increased by $(307,000) for the six months ended September 30, 2008 compared to the six months ended September 30, 2007. During the entire six months ended September 30, 2008 the Partnership held limited partnership interests in ten Local Limited Partnerships of which nine were in stabilized operations generating losses. During the six months ended September 30, 2007 the Partnership acquired three Local Limited Partnerships during that time period therefore only recorded a portion of losses for those three particular Local Limited Partnerships as well as the losses from the other six Local Limited Partnerships that had completed construction and were generating losses. The amortization increased by $(11,000) since acquisition costs and fees are amortized once the Local Limited Partnership that the fees and costs are associated with is acquired. There was an impairment loss of $(80,000) recorded during the six months ended September 30, 2008 compared to no impairment loss recorded for the six months ended September 30, 2007. The impairment loss can vary from year to year depending on the operations of the underlying Housing Complexes as well as the amount of Low Income Housing Tax Credits that are used each year for each of the Local Limited Partnerships. The asset management fees increased by approximately $(20,000) due to the fact that the fees are earned based on the invested assets, which is the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes. As of September 30, 2007 the Partnership had interest in ten Local Limited Partnerships, but had owned three of them for only one month compared to ten as of September 30, 2008, which were held for the entire six months. Therefore the invested assets calculation increased allowing the asset management fee to also increase. The legal and accounting fees decreased by $5,000 for the six months ended September 30, 2008 compared to the six months ended September 30, 2007 due to the timing of when the work was performed. The reporting fee income increased by $7,000 for the six months ended September 30, 2008 compared to the six months ended September 30, 2007 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The interest income decreased by $(205,000) due in large part to the significantly lower cash balance as of September 30, compared to the ending cash balance as of September 30, 2007. In addition the interest rates in 2008 were lower compared to 2007.

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007 The Partnership's net loss for the three months ended December 31, 2008 was $(683,000), reflecting an increase of approximately $(206,000) from the net loss of $(477,000) for the three months ended December 31, 2007. Equity in losses of Local Limited Partnerships increased by $(138,000) for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. For the three months ended December 31, 2007 the Local Limited Partnerships were completing the lease up phase therefore the losses being generated were less than the losses for the three months ended December 31, 2008. The legal and accounting fees increased by $(10,000) for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 due to the timing of when the work was performed. The interest income decreased by $(63,000) due in large part to the significantly lower cash balance as of December 31, 2008 compared to the ending cash balance as of December 31, 2007. In addition the interest rates were lower in 2008 compared to 2007.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007 The Partnership's net loss for the nine months ended December 31, 2008 was $(2,109,000), reflecting an increase of approximately $(819,000) from the net loss of $(1,290,000) for the nine months ended December 31, 2007. Equity in losses of Local Limited Partnerships increased by $(445,000) for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. During the entire nine months ended December 31, 2008 the Partnership held limited partnership interests in ten Local Limited Partnerships of which nine were in stabilized operations generating losses. During the nine months ended December 31, 2007 the Partnership acquired three Local Limited Partnerships during that time period therefore only recorded a portion of losses for those three particular Local Limited Partnerships as well as the losses from the other six Local Limited Partnerships that had completed construction and were generating losses. The amortization increased by $(11,000) since acquisition costs and fees are amortized once the Local Limited Partnership that the fees and costs are associated with is acquired. There was an impairment loss of $(80,000) recorded during the nine months ended December 31, 2008 compared to no impairment loss recorded for the nine months ended December 31, 2007. The impairment loss can vary from year to year depending on the operations of the underlying Housing Complexes as well as the amount of Low Income Housing Tax Credits that are used each year for each of the Local Limited Partnerships. The asset management fees increased by approximately $(20,000) due to the fact that the fees are earned based on the invested assets, which is the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes. As of December 31, 2007 the Partnership had interest in ten Local Limited Partnerships, but had owned three of them for only four months compared to ten as of December 31, 2008, which were held for the entire nine months. Therefore the invested assets calculation increased allowing the asset management fee to also increase. The legal and accounting fees increased by $(4,000) for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007 due to the timing of when the work was performed. The reporting fee income increased by $7,000 for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The interest income decreased by $(268,000) due in large part to the significantly lower cash balance as of December 31, 2008 compared to the ending cash balance as of December 31, 2007. In addition the interest rates were lower in 2008 compared to 2007.

Capital Resources and Liquidity

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007 Net cash used during the three months ended June 30, 2008 was $(1,470,000), compared to net cash used during the three months ended June 30, 2007 of $(2,130,000), reflecting a change of $660,000. During the three months ended June 30, 2008, the Partnership paid capital contributions to Local Limited Partnerships in the amount of $(1,475,000) compared to $(2,154,000) during the three months ended June 30, 2007, which is a net difference of $679,000. Capital contributions to Local Limited Partnerships are usually paid within the first two years of acquiring the interests, once certain benchmarks are met. During the three months ended June 30, 2007 the Partnership paid offering costs of $(15,000) to the General Partner or an affiliate compared to no offering costs paid during the three months ended June 30, 2008. The offering was completed in September 2006, and offering costs were fully paid during the period ended June 30, 2007.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007 Net cash used during the six months ended September 30, 2008 was $(1,791,000) compared to net cash used during the six months ended September 30, 2007 of $(4,085,000), reflecting a change of $2,294,000. During the six months ended September 30, 2008, the Partnership paid capital contributions to Local Limited Partnerships in the amount of $(1,757,000) compared to $(4,285,000), which is a net decrease of $2,528,000. Capital contributions to Local Limited Partnerships are usually paid within the first two years of acquiring the interests, once certain benchmarks are met. During the six months ended
September 30, 2007, the Partnership collected $142,000 in promissory notes receivable which was the remaining balance of those staged sales and the Partnership also paid offering costs of $(23,000) during the same time period. During the six months ended September 30, 2007 the Partnership paid the General Partner or an affiliate $(115,000) in accrued asset management fees compared to $(15,000) paid during the six months ended September 30, 2008. Additionally during the six months ended September 30, 2008 the Partnership paid $(18,000) in accrued expenses for accounting work that had been performed.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007 Net cash used during the nine months ended December 31, 2008 was $(1,941,000) compared to net cash used during the nine months ended December 31, 2007 of $(5,741,000), reflecting a change of $3,800,000. During the nine months ended December 31, 2008, the Partnership paid capital contributions to Local Limited Partnerships in the amount of $(1,908,000) compared to $(5,994,000), which is a net decrease of $4,086,000. Capital contributions to Local Limited Partnerships are usually paid within the first two years of acquiring the interests, once certain benchmarks are met. During the nine months ended
December 31, 2007, the Partnership collected $142,000 in promissory notes receivable which was the remaining balance of those staged sales and the Partnership also paid offering costs of $(24,000) during the same time period. During the nine months ended December 31, 2007 the Partnership paid the General Partner or an affiliate $(115,000) in accrued asset management fees compared to $(15,000) paid during the nine months ended December 31, 2008. There was $(20,000) paid to the General Partner or an affiliate during the nine months ended December 31, 2008 for reimbursement of operating expenses paid by the General Partner on behalf of the Partnership compared to $(28,000) paid during the nine months ended December 31, 2007. Additionally during the nine months ended December 31, 2008 the Partnership paid $(18,000) in accrued expenses for accounting work that had been performed. The Partnership also received $(268,000) less interest income during the nine months ended December 31, 2008, as described above in the results of operations discussion.

During the three, six and nine months ended June 30, 2008, September 30, 2008 and December 31, 2008, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $51,000, $73,000 and $129,000.

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

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that this pronouncement will have a material impact on the Partnership s financial statements.

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 14



By:      WNC National Partners, LLC
         General Partner

By:      WNC & Associates, Inc.,




By: /s/ Wilfred N. Cooper, Jr.
------------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: April 1, 2010




By:  /s/ Melanie R. Wenk
------------------------

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: April 1, 2010


<