Form 10-Q
period 2009-06-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2010-04-02
CIK 1321228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                       Commission file number: 333-124115
                                               333-124116

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 14

                                                                 20-2355224
           California                                            20-2355303
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

        17782 Sky Park Circle
             Irvine, CA                                          92614-6404
Address of principal executive offices)                          (Zip Code)


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

Yes             No        X
    -----------    ------------------

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes             No        X
    -----------    ------------------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_] Accelerated filer [_]
Non-accelerated filer [X]   Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[_] No [X]

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2009

                                        2
WNC Housing Tax Credit Fund VI, L.P., Series 14 ("Series 14") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 14.

PART I. FINANCIAL INFORMATION

            Item 1.      Financial Statements

                         Balance Sheets
                                  As of June 30, 2009 and March 31, 2009                                3

                         Statements of Operations
                                  For the Three Months Ended June 30, 2009 and 2008                     4

                         Statement of Partners' Equity (Deficit)
                                  For the Three Months Ended June 30, 2009                              5

                         Statements of Cash Flows
                                  For the Three Months Ended June 30, 2009 and 2008                     6

                         Notes to Financial Statements                                                  7

            Item 2.      Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations                                   17

            Item 3.      Quantitative and Qualitative Disclosures about Market Risks                    19

            Item 4T.     Controls and Procedures                                                        19

PART II. OTHER INFORMATION

            Item 1.      Legal Proceedings                                                              20

            Item 1A.     Risk Factors                                                                   20

            Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                    20

            Item 3.      Defaults Upon Senior Securities                                                20

            Item 4.      Submission of Matters to a Vote of Security Holders                            20

            Item 5.      Other Information                                                              20

            Item 6.      Exhibits                                                                       20

            Signatures                                                                                  21



                      WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                             (A California Limited Partnership)

                                       BALANCE SHEETS
                                        (UNAUDITED)


                                                              JUNE 30, 2009   MARCH 31, 2009
                                                               ------------    ------------

ASSETS

Cash and cash equivalents                                      $  1,305,736    $  1,522,248
Investments in Local Limited Partnerships, net
   (Notes 2 and 3)                                               12,315,407      13,242,305
                                                               ------------    ------------

        Total Assets                                           $ 13,621,143    $ 14,764,553
                                                               ============    ============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)                $  1,032,739    $  1,110,039
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                          352,298         291,539
                                                               ------------    ------------

     Total Liabilities                                            1,385,037       1,401,578
                                                               ------------    ------------

Partners' Equity (Deficit):
 General Partner                                                     (5,923)         (4,796)
 Limited Partners (25,000 Partnership Units authorized;
   20,981 Partnership Units issued and outstanding)              12,242,029      13,367,771
                                                               ------------    ------------

   Total Partners' Equity (Deficit)                              12,236,106      13,362,975
                                                               ------------    ------------

            Total Liabilities and Partners' Equity (Deficit)   $ 13,621,143    $ 14,764,553
                                                               ============    ============


                       See accompanying notes to financial statements




                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)

                                                     2009              2008
                                                  Three Months      Three Months
                                                  -----------       -----------

Reporting Fees                                    $        --       $     1,500
                                                  -----------       -----------

Operating expenses:
  Amortization (Note 2)                                17,175            17,175
  Asset management fees (Note 3)                       44,613            44,762
  Legal and accounting fees                            11,509               290
  Impairment loss (Note 2)                            288,607            80,344
  Asset management  expenses                            2,544             4,161
  Write off of advances to Local
    Limited Partnerships (Note 4)                     150,000                --
  Other                                                 2,093             1,398
                                                  -----------       -----------

    Total operating expenses                          516,541           148,130
                                                  -----------       -----------

Loss from operations                                 (516,541)         (146,630)

Equity in losses of Local
  Limited Partnerships (Note 2)                      (610,750)         (610,750)

Interest income                                           422             2,990
                                                  -----------       -----------

Net loss                                          $(1,126,869)      $  (754,390)
                                                  ===========       ===========

Net loss allocated to:
  General Partner                                 $    (1,127)      $      (754)
                                                  ===========       ===========

  Limited Partners                                $(1,125,742)      $  (753,636)
                                                  ===========       ===========

Net loss per Partnership Unit                     $    (53.66)      $    (35.92)
                                                  ===========       ===========

Outstanding weighted Partnership
     Units                                             20,981            20,981
                                                  ===========       ===========


                 See accompanying notes to financial statements





                      WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                             (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                          FOR THE THREE MONTHS ENDED JUNE 30, 2009
                                        (UNAUDITED)


                                                 GENERAL         LIMITED
                                                 PARTNER         PARTNERS         TOTAL
                                               ------------    ------------    ------------

Partners' equity (deficit) at March 31, 2009   $     (4,796)   $ 13,367,771    $ 13,362,975

Net loss                                             (1,127)     (1,125,742)     (1,126,869)
                                               ------------    ------------    ------------

Partners' equity (deficit) at June 30, 2009    $     (5,923)   $ 12,242,029    $ 12,236,106
                                               ============    ============    ============




                       See accompanying notes to financial statements





                     WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                           (A California Limited Partnership)

                                STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                       (UNAUDITED)

                                                                 2009            2008
                                                              -----------    -----------

Cash flows from operating activities:
  Net loss                                                    $(1,126,869)   $  (754,390)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
        Amortization                                               17,175         17,175
        Equity in losses of Local Limited Partnerships            610,750        610,750
        Impairment loss                                           288,607         80,344
        Change in accrued fees and expenses due to
          General Partner and affiliates                           60,759         50,611
                                                              -----------    -----------

             Net cash provided by (used in) operating
             activities                                          (149,578)         4,490
                                                              -----------    -----------

Cash flows used in investing activities:
   Investments in Local Limited Partnerships, net                 (66,934)    (1,474,820)
   Advances to Local Limited Partnerships                        (150,000)            --
   Write off of advances to Local Limited Partnerships            150,000             --
                                                              -----------    -----------

Net cash used in investing activities                             (66,934)    (1,474,820)

Net decrease in cash                                             (216,512)    (1,470,330)

Cash, beginning of period                                       1,522,248      3,715,123
                                                              -----------    -----------

Cash, end of period                                           $ 1,305,736    $ 2,244,793
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                  $        --    $        --
                                                              ===========    ===========

SIGNIFICANT NONCASH INVESTING ACTIVITIES

The Partnership decreased its investment in Local Limited
   Partnerships and decreased its payables to Local Limited
   Partnerships for tax credits not generated                 $    10,367    $        --
                                                              ===========    ===========




                     See accompanying notes to financial statements

                                            6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS --CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS --CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)


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

With that in mind, as of June 30, 2009, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have satisfied the IRS compliance requirements. Once the Housing Complexes have satisfied the IRS compliance requirements, the review will take into many consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership will expect to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. No Local Limited Partnerships have been identified for disposition as of June 30, 2009.

Subsequent to June 30, 2009, on December 24, 2009 the Partnership identified two Local Limited Partnerships, Fernwood Meadows, L.P. ("Fernwood") and Sierra's Run, L.P. ("Sierra's Run") for disposition in order to generate sufficient equity to complete the purchase of Davenport Housing VII, L.P. (See footnote 3 to the audited financial statements.) On February 12, 2010, Fernwood and Sierra's Run were sold, subject to a condition subsequent that the Limited Partners approve the sales by a majority in interest of the Limited Partners. The approval of the Limited Partners will be sought as the transfers were to a limited partnership that is affiliated with the Partnership. Fernwood and Sierra's Run were sold for an aggregate purchase price of $2,829,427. The Partnership's net investment balances

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS --CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

in Fernwood and Sierra's Run were $1,904,702 and $1,805,558, respectively, at the time of the sale. Accordingly, the Partnership would recognize a loss on the sale of Local Limited Partnerships in the amount of approximately $881,000 if the sales are approved by the Limited Partners.

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

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

"Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2009 and 2008 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of all periods presented none of the investment balances had reached zero.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS --CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2009 and March 31, 2009, the Partnership had cash equivalents of approximately $1,294,000 and $1,485,000, respectively.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS --CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Amortization
------------

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2009 and 2008 was $17,175. During the three months ended June 30, 2009 and 2008, there was no impairment loss recorded against these fees and costs.

Impairment
----------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. For the three months ended June 30, 2009 and 2008 impairment loss related to investments in Local Limited Partnerships was $288,607 and $80,344, respectively. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investment's carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During each of the three months ended June 30, 2009 and 2008, there was no impairment loss recorded on the related intangibles.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership owns Local Limited Partnership interests in ten Local Limited Partnerships. All of these Local Limited
Partnership's own one Housing Complex consisting of an aggregate of 647 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Due to current economic conditions all Local Limited Partnerships were not considered to have any residual value. Accordingly, the Partnership recorded an impairment loss of $288,607 and $80,344 during the three months ended June 30, 2009 and 2008, respectively. The
Partnership evaluates its intangibles for impairment in connection with its investment in Local Limited Partnerships. During each of the three months ended June 30, 2009 and 2008, there was no impairment loss recorded on the related intangibles.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS --CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)



NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                             FOR THE THREE         FOR THE YEAR
                                                              MONTHS ENDED             ENDED
                                                             JUNE 30, 2009         MARCH 31, 2009
                                                            ----------------     ----------------
Investments per balance sheet, beginning of period          $     13,242,305     $     15,943,480
Equity in losses of Local Limited Partnerships                      (610,750)          (2,443,000)
Tax credit adjustments                                               (10,366)            (108,131)
Impairment loss                                                     (288,607)             (80,344)
Distributions received from Local Limited Partnerships                    --               (1,000)
Amortization of capitalized acquisition fees and costs               (17,166)             (68,664)
Amortization of capitalized warehouse costs and interest                  (9)                 (36)
                                                            ----------------     ----------------
Investments per balance sheet, end of period                $     12,315,407     $     13,242,305
                                                            ================     ================

                                                             FOR THE THREE         FOR THE YEAR
                                                              MONTHS ENDED             ENDED
                                                             JUNE 30, 2009         MARCH 31, 2009
                                                            ----------------     ----------------

Investments in Local Limited Partnerships, net              $     10,591,188     $     11,500,911
Acquisition fees and costs, net of accumulated
  amortization of $164,997 and $147,831                            1,723,293            1,740,459
Capitalized warehouse costs and interest accumulated
   amortization of $113 and $104                                         926                  935
                                                            ----------------     ----------------
Investments per balance sheet, end of period                $     12,315,407     $     13,242,305
                                                            ================     ================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS --CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)



NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

Selected financial information for the three months ended June 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                     2009              2008
                                                  -----------       -----------

Revenues                                          $ 1,129,000       $ 1,129,000
                                                  -----------       -----------

Expenses:
  Interest expense                                    305,000           305,000
  Depreciation and amortization                       473,000           473,000
  Operating expenses                                  962,000           962,000
                                                  -----------       -----------
      Total expenses                                1,740,000         1,740,000
                                                  -----------       -----------

Net loss                                          $  (611,000)      $  (611,000)
                                                  ===========       ===========
Net loss allocable to the Partnership             $  (611,000)      $  (611,000)
                                                  ===========       ===========
Net loss recorded by the Partnership              $  (611,000)      $  (611,000)
                                                  ===========       ===========

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.
Troubled Housing Complexes
--------------------------

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

As of March 31, 2009 the construction of the property was 75% complete and a certificate of occupancy was granted for both buildings in December 2009. The Partnership engaged all sub-contractors to sign new construction contracts, along with lien releases for any and all work done after their engagement. As of June 30, 2009, the Partnership has voluntarily advanced $172,311 and subsequently advanced $696,175 to Davenport for construction related costs.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS --CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)



NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

Low Income Housing Tax Credits as well as federal historical tax credits. Upon the Limited Partners' approval of the disposition of Sierra's Run and Fernwood, the Partnership will purchase the additional credits. See the exit strategy in footnote 1 regarding the disposition of Sierra's Run and Fernwood.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

     (a) Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership had incurred cumulative acquisition fees of $1,468,670. Accumulated amortization of these capitalized costs was $128,337 and $114,985 as of June 30, 2009 and March 31, 2009, respectively.

     (b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred cumulative acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $36,660 and $32,846 as of June 30, 2009 and March 31, 2009, respectively.

     (c) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross partnership Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $44,613 and $44,762 were incurred during the three months ended June 30, 2009 and 2008, respectively. The Partnership paid the General Partner and or its affiliates $0 of those fees during each of the three months ended June 30, 2009 and 2008.

     (d) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2009 and 2008.

     (e) A subordinated disposition fee will be paid in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred for all periods presented.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS --CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)




NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                        JUNE 30, 2009  MARCH 31, 2009
                                                         -----------    -----------

Reimbursement for expenses paid by the General
   Partner or affiliates on behalf of the Partnership    $    49,133    $    32,987
Asset management fee payable                                 303,165        258,552
                                                         -----------    -----------

    Total                                                $   352,298    $   291,539
                                                         ===========    ===========

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 -ADVANCES TO LOCAL LIMITED PARTNERSHIPS
----------------------------------------------

During the three months ended June 30, 2009, the Partnership voluntarily advanced $150,000 to one Local Limited Partnership in which the Partnership is a limited partner. The Local Limited Partnership required the advances due to construction related issues. As of June 30, 2009 total advances made to the Local Limited Partnerships were $172,311 of which $172,311 was reserved. The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

NOTE 5- PAYABLES TO LOCAL LIMITED PARTNERSHIPS
----------------------------------------------

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances. Payables to Local Limited Partnerships were decreased for tax credit adjusters during the three months ended June 30, 2009 and 2008 in the amounts of $10,366 and $0, respectively.

NOTE 6- SUBSEQUENT EVENTS
-------------------------

Subsequent to June 30, 2009, the Partnership advanced $696,175 to one Local Limited Partnership, Davenport. Davenport has been experiencing construction issues. All advances were reserved in full in the period they were advanced. See Troubled Housing Complexes in footnote 2 for further details regarding the construction related issues.

Subsequent to June 30, 2009 on December 24, 2009 the Partnership identified two Local Limited Partnerships, Fernwood and Sierra's Run, for disposition in order to generate sufficient equity to complete the purchase of Davenport (See troubled Housing Complexes in footnote 2). On February 12, 2010, Fernwood and Sierra's Run were sold, subject to a condition subsequent that the Limited Partners approve the sales by a majority in interest of the Limited Partners. See the exit strategy in footnote 1 for additional information regarding the disposition of these two Local Limited Partnerships.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed unaudited financial statements and the notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at June 30, 2009 consisted of $1,306,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $12,315,000. Liabilities at June 30, 2009 consisted of $1,033,000 of capital contributions due to Local Limited Partnerships and $352,000 in accrued fees and expenses due to the General Partner and/or its affiliates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008. The Partnership's net loss for the three months ended June 30, 2009 was $(1,127,000), reflecting an increase of $(373,000) from the $(754,000) net loss experienced for the three months ended June 30, 2008. The increase was primarily due to an increase of $(208,000) in impairment loss. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year. There was an increase of $(150,000) in write off of advances to Local Limited Partnerships for the three months ended June 30, 2009 due to an advance being made during the three months ended June 30, 2009 and reserved for in the same quarter compared to no advances made and reserved for in the three months ended June 30, 2008. A Local Limited Partnership was experiencing some construction related expenses that were not originally budgeted therefore the Partnership advanced the funds that were necessary. Additionally, there was an $(11,000) increase for legal and accounting expenses due to the timing of the work being performed. Asset management expenses decreased by $2,000 which is due to the fact that each Local Limited Partnership has a site visit every other year therefore the expenses incurred that are related to the site visits will vary from time period to time period. There was also a $(2,000) decrease in reporting fees. Reporting fees fluctuates from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The interest income decreased by approximately $(3,000) due in large part to the cash balances decreasing and the interest rates dropping significantly in the time period June 30, 2008 compared to June 30, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008. The net cash used during the three months ended June 30, 2009 was $(217,000) compared to a $(1,470,000) decrease in cash for the three months ended June 30, 2008. The change of $(1,253,000) is due primarily to the fact that during the three months ended June 30, 2008 the Partnership paid capital contributions to Local Limited Partnerships in the amount of $(1,475,000) compared to only
$(67,000) being paid during the three months ended June 30, 2009. Capital contributions are usually paid to the Local Limited Partnerships during the first two years from acquiring the Limited Partnership interest, so a decrease in payments is expected. During the three months ended June 30, 2009 the Partnership advanced $(150,000) to one Local Limited Partnership that was experiencing issues related to construction. There were no advances made during the three months ended June 30, 2008.

During the three months ended June 30, 2009, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $61,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2011.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued GAAP for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities The Partnership does not anticipate this guidance to have a material impact on the Partnership's financial statements.

In November 2008, the FASB issued GAAP on Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting the guidance does not have a material impact on the Partnership's financial condition or results of operations.

In April 2009, the FASB issued GAAP for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It was effective for the Partnership as of June 30, 2009 and has no impact on the Partnership's financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and therefore has been adopted by the Partnership for this quarterly report. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP). The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership's accounting policies. The adoption of the Codification did not have a material impact on the Partnership's financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         NOT APPLICABLE

ITEM 4T. CONTROLS AND PROCEDURES

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

(b)      Changes in internal controls
         ----------------------------

         There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 14

By:  WNC National Partners, L.L.C.. General Partner

By:  WNC & ASSOCIATES, INC.                 General Partner




By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: April 1, 2010





By: /s/ Melanie R. Wenk
    -------------------

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: April 1, 2010