Form 10-Q
period 2009-09-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2010-04-02
CIK 1321228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

Large accelerated filer [_] Accelerated filer [_]
Non-accelerated filer [X]   Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[_] No [X]

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

WNC Housing Tax Credit Fund VI, L.P., Series 14 ("Series 14") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 14.

PART I. FINANCIAL INFORMATION

            Item 1.      Financial Statements

                         Balance Sheets
                                  As of September 30, 2009 and March 31, 2009                           3

                         Statements of Operations
                                  For the Three and Six Months Ended September 30, 2009 and 2008        4

                         Statement of Partners' Equity (Deficit)
                                  For the Six Months Ended September 30, 2009                           5

                         Statements of Cash Flows
                                  For the Six Months Ended September 30, 2009 and 2008                  6

                         Notes to Financial Statements                                                  7

            Item 2.      Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations                                   17

            Item 3.      Quantitative and Qualitative Disclosures about Market Risks                    19

            Item 4T.     Controls and Procedures                                                        19

PART II. OTHER INFORMATION

            Item 1.      Legal Proceedings                                                              20

            Item 1A.     Risk Factors                                                                   20

            Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                    20

            Item 3.      Defaults Upon Senior Securities                                                20

            Item 4.      Submission of Matters to a Vote of Security Holders                            20

            Item 5.      Other Information                                                              20

            Item 6.      Exhibits                                                                       21

            Signatures                                                                                  22




                                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                                      (A California Limited Partnership)

                                                BALANCE SHEETS
                                                  (UNAUDITED)


                                                                     SEPTEMBER 30, 2009       MARCH 31, 2009
                                                                     ------------------       --------------

ASSETS

Cash and cash equivalents                                               $    624,586           $  1,522,248
Investments in Local Limited Partnerships, net (Notes 2 and 3)            11,683,923             13,242,305
                                                                        ------------           ------------

            Total Assets                                                $ 12,308,509           $ 14,764,553
                                                                        ============           ============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payables to Local Limited Partnerships (Note 5)                        $    722,779           $  1,110,039
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                                   434,387                291,539
                                                                        ------------           ------------

        Total Liabilities                                                  1,157,166              1,401,578
                                                                        ------------           ------------

Partners' Equity (Deficit):
 General Partner                                                              (7,008)                (4,796)
 Limited Partners (25,000 Partnership Units authorized;
  20,981 Partnership Units issued and outstanding)                        11,158,351             13,367,771
                                                                        ------------           ------------

        Total Partners' Equity (Deficit)                                  11,151,343             13,362,975
                                                                        ------------           ------------

            Total Liabilities and Partners' Equity (Deficit) .          $ 12,308,509           $ 14,764,553
                                                                        ============           ============

                                See accompanying notes to financial statements


                                          WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                                                (A California Limited Partnership)

                                                     STATEMENTS OF OPERATIONS

                                  FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                                            (UNAUDITED)


                                                          2009                                          2008
                                      --------------------------------------------    --------------------------------------------
                                          Three Months            Six Months              Three Months              Six Months
                                      --------------------    --------------------    --------------------    --------------------

Reporting fees                        $                 --    $                 --    $              5,833    $              7,333
                                      --------------------    --------------------    --------------------    --------------------

Operating expenses:
 Amortization (Note 2)                              17,175                  34,350                  17,750                  34,350
 Asset management fees (Note 3)                     44,614                  89,227                  44,681                  89,443
 Legal and accounting fees                          31,451                  42,960                   8,882                   9,172
 Impairment loss (Note 2)                               --                 288,607                      --                  80,344
 Asset management expenses                           4,748                   7,292                   3,384                   7,545
 Write off of advances to Local
     Limited  Partnerships (Note 4)                375,000                 525,000                      --                      --
 Other                                               1,277                   3,370                       5                   1,403
                                      --------------------    --------------------    --------------------    --------------------

   Total operating expenses                        474,265                 990,806                  74,127                 222,257
                                      --------------------    --------------------    --------------------    --------------------

Loss from operations                              (474,265)               (990,806)                (68,294)               (214,924)

Equity in losses of Local
 Limited Partnerships (Note 2)                    (610,750)             (1,221,500)               (610,750)             (1,221,500)

Interest income                                        252                     674                   7,808                  10,798
                                      --------------------    --------------------    --------------------    --------------------

Net loss                              $         (1,084,763)   $         (2,211,632)   $           (671,236)   $         (1,425,626)
                                      ====================    ====================    ====================    ====================

Net loss allocated to:
 General Partner                      $             (1,085)   $             (2,212)   $               (672)   $             (1,426)
                                      ====================    ====================    ====================    ====================

 Limited Partners                     $         (1,083,678)   $         (2,209,420)   $           (670,564)   $         (1,424,200)
                                      ====================    ====================    ====================    ====================

Net loss per Partnership Unit         $             (51.65)   $            (105.31)   $             (31.96)   $             (67.88)
                                      ====================    ====================    ====================    ====================

Outstanding weighted
 Partnership Units                                  20,981                  20,981                  20,981                  20,981
                                      ====================    ====================    ====================    ====================


                                          See accompanying notes to financial statements



                                     WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                                           (A California Limited Partnership)

                                         STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009
                                                       (UNAUDITED)



                                                            GENERAL               LIMITED
                                                            PARTNER              PARTNERS              TOTAL
                                                        -----------------     ----------------   ------------------

Partners' equity (deficit) at March 31, 2009            $         (4,796)     $    13,367,771    $      13,362,975

Net loss                                                          (2,212)          (2,209,420)          (2,211,632)
                                                        -----------------     ----------------   ------------------

Partners' equity (deficit) at September 30, 2009        $         (7,008)     $    11,158,351    $      11,151,343
                                                        =================     ================   ==================













                                     See accompanying notes to financial statements


                           WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                                 (A California Limited Partnership)

                                      STATEMENTS OF CASH FLOWS

                        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                             (UNAUDITED)


                                                                     2009              2008
                                                                 -----------        ----------

Cash flows from operating activities:
  Net loss                                                       $(2,211,632)      $(1,425,626)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
         Amortization                                                 34,350            34,350
         Impairment loss                                             288,607            80,344
         Equity in losses of  Local Limited Partnerships           1,221,500         1,221,500
         Change in accrued expenses                                       --           (17,765)
         Change in accrued fees and expenses due to
         General Partner and affiliates                              142,848            72,677
                                                                 -----------        ----------

             Net cash used in operating activities                  (524,327)          (34,520)
                                                                 -----------        ----------

Cash used in investing activities:
   Investments in Local Limited Partnerships, net                   (376,893)       (1,757,311)
   Distributions received from Local Limited Partnerships              3,558             1,000
   Advances to Local Limited Partnerships                           (525,000)               --
   Write off of advances to Local Limited Partnerships               525,000                --
                                                                 -----------        ----------

        Net cash used in investing activities                       (373,335)       (1,756,311)

Net decrease in cash                                                (897,662)       (1,790,831)

Cash, beginning of period                                          1,522,248         3,715,123
                                                                 -----------        ----------

Cash, end of period                                              $   624,586       $ 1,924,292
                                                                 ===========       ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                     $        --       $        --
                                                                 ===========       ===========
SIGNIFICANT NONCASH INVESTING ACTIVITIES

The Partnership decreased its investment in Local Limited
   Partnerships and decreased its payables to Local Limited
   Partnerships for tax credits not generated                    $    10,366       $    65,903
                                                                 ===========       ===========


                           See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS -CONTINIUED

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS -CONTINIUED

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)


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

With that in mind, as of September 30, 2009 the General Partner of the Partnership has not begun reviewing the Housing Complexes, since none of the Housing Complexes have satisfied the IRS compliance requirements. Once the Housing Complexes have satisfied the IRS compliance requirements the review will take into many consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership will expect to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. No Local Limited Partnerships have been identified for disposition as of September 30, 2009.

Subsequent to September 30, 2009, on December 24, 2009 the Partnership identified two Local Limited Partnerships, Fernwood Meadows Limited Partnership ("Fernwood") and Sierra's Run Limited Partnership ("Sierra's Run") for disposition in order to generate sufficient equity to complete the purchase of Davenport Housing VII, L.P. (See Troubled Housing Complexes in footnote 2.) On February 12, 2010, Fernwood and Sierra's Run were sold, subject to a condition subsequent that the Limited Partners approve the sales by a majority in interest of the Limited Partners. The approval of the Limited Partners will be sought as the transfers were to a limited partnership that is affiliated with the Partnership.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS -CONTINIUED

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)


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

"Equity in losses of Local Limited Partnerships" for the periods ended September 30, 2009 and 2008 have been recorded by the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both. The Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's as the Partnership is not considered the primary beneficiary. The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides to the Local Limited Partnerships in the future.


Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2009 and March 31, 2009, none of the investment balances had reached zero.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS -CONTINIUED

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2009 and March 31, 2009, the Partnership had cash equivalents of approximately $544,000 and $1,485,000, respectively.

Concentration of Credit Risk
----------------------------

For all periods presented, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Reporting Comprehensive Income
------------------------------

The Partnership had no items of other comprehensive income for all periods presented.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS -CONTINIUED

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Amortization
------------

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for each of the six months ended September 30, 2009 and 2008 was $34,350. During each of the six months ended September 30, 2009 and 2008, there was no impairment loss recorded against these fees and costs.

Impairment
----------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. For the six months ended September 30, 2009 and 2008, impairment loss related to investment in Local Limited Partnerships was $288,607 and $80,344, respectively. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investment's carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During each of the six months ended September 30, 2009 and 2008, there was no impairment loss recorded on the related intangibles.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership owns Local Limited Partnership interests in ten Local Limited Partnerships consisting of an aggregate of 647 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Due to current economic conditions all Local Limited Partnerships were not considered to have any residual value. Accordingly, the Partnership recorded an impairment loss of $288,607 and $80,344 during the six months ended September 30, 2009 and 2008, respectively. The Partnership also evaluates its intangibles for impairment in connection with its investment in Local Limited Partnerships. During each of the six months ended September 30, 2009 and 2008, there was no impairment loss was recorded on the related intangibles.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS -CONTINIUED

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                        FOR THE SIX             FOR THE
                                                                       MONTHS ENDED            YEAR ENDED
                                                                     SEPTEMBER 30, 2009      MARCH 31, 2009
                                                                     ------------------      ---------------
Investments per balance sheet, beginning of period                     $ 13,242,305           $ 15,943,480
Equity in losses of Local Limited Partnerships                           (1,221,500)            (2,443,000)
Tax credit adjustments                                                      (10,366)              (108,131)
Impairment loss                                                            (288,607)               (80,344)
Distribution received from Local Limited Partnerships                        (3,559)                (1,000)
Amortization of capitalized acquisition fees and costs                      (34,332)               (68,664)
Amortization of warehouse costs and interest                                    (18)                   (36)
                                                                       ------------           ------------

Investments per balance sheet, end of period                           $ 11,683,923           $ 13,242,305
                                                                       ============           ============


                                                                        FOR THE SIX             FOR THE
                                                                       MONTHS ENDED            YEAR ENDED
                                                                     SEPTEMBER 30, 2009      MARCH 31, 2009
                                                                     ------------------      ---------------
Investments in Local Limited Partnerships, net                          $ 9,976,879           $11,500,911
Acquisition fees and costs, net of accumulated amortization of
    $182,163 and $147,831                                                 1,706,127             1,740,459
Capitalized warehouse costs and interest accumulated
   amortization of $122 and $104                                                917                   935
                                                                        -----------           -----------
Investments per balance sheet, end of period                            $11,683,923           $13,242,305
                                                                        ===========           ===========



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS -CONTINIUED

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

Selected financial information for the six months ended September 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local
Limited Partnerships in which the Partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                             2009                 2008
                                                         -----------           -----------
          Revenues                                       $ 2,258,000           $ 2,258,000
                                                         -----------           -----------

          Expenses:
            Interest expense                                 610,000               610,000
            Depreciation and amortization                    947,000               947,000
            Operating expenses                             1,923,000             1,923,000
                                                         -----------           -----------
                Total expenses                             3,480,000             3,480,000
                                                         -----------           -----------

          Net loss                                       $(1,222,000)          $(1,222,000)
                                                         ===========           ===========
          Net loss allocable to the Partnership          $(1,222,000)          $(1,222,000)
                                                         ===========           ===========
          Net loss recorded by the Partnership           $(1,222,000)          $(1,222,000)
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

As of March 31, 2009 construction of the property was 75% complete and a certificate of occupancy was granted for both buildings in December 2009. The Partnership engaged all sub-contractors to sign new construction contracts, along with lien releases for any and all work done after their engagement. As of September 30, 2009 the Partnership voluntarily advanced $547,311 and subsequently advanced $321,175 to Davenport for construction related costs.

It is anticipated that Davenport will be fully completed by March 31, 2010 and achieve stabilized operations by May 31, 2010. Davenport has been awarded state historical tax credits from the State of Iowa, federal historical credits and

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS -CONTINIUED

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership had incurred cumulative acquisition fees of $1,468,670. Accumulated amortization of these capitalized costs was $141,689 and $114,985 as of September 30, 2009 and March 31, 2009,
     respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred cumulative acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $40,474 and $32,846 as of September 30, 2009 and March 31, 2009,
     respectively.

(c) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross partnership Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $89,227 and $89,443 were incurred during the six months ended September 30, 2009 and 2008, respectively. The Partnership paid the General Partner and or its affiliates $0 and $15,000 of those fees during the six months ended September 30, 2009 and 2008, respectively.

(d) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 and $19,886 during the six months ended September 30, 2009 and 2008, respectively.

(e) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were incurred for all periods presented.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS -CONTINIUED

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                    SEPTEMBER 30, 2009         MARCH 31, 2009
                                                                   -------------------       -----------------
       Reimbursement for  expenses paid by the General
          Partner or affiliates on behalf of the Partnership       $           86,608        $         32,987
       Asset management fee payable                                           347,779                 258,552
                                                                   -------------------       -----------------

       Total                                                       $          434,387        $        291,539
                                                                   ===================       =================

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 -ADVANCES TO LOCAL LIMITED PARTNERSHIPS
----------------------------------------------

During the six months ended September 30, 2009, the Partnership voluntarily advanced $525,000 to one Local Limited Partnership in which the Partnership is a Limited Partner. The Local Limited Partnerships has been experiencing issues related to the construction. As of September 30, 2009 total advances made to Local Limited Partnerships were $547,311, of which $547,311 was reserved. The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

NOTE 5- PAYABLES TO LOCAL LIMITED PARTNERSHIPS
----------------------------------------------

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances. Payables to Local Limited Partnerships were decreased for tax credit adjusters during the six months ended September 30, 2009 and 2008 in the amounts of $10,366 and $65,903, respectively.

NOTE 6- SUBSEQUENT EVENTS
-------------------------

Subsequent to September 30, 2009, the Partnership advanced $321,175 to one Local Limited Partnership, Davenport. Davenport has been experiencing construction issues. All advances were reserved in full in the period they were advanced. See Troubled Housing Complexes in footnote 2 for further details regarding the construction related issues.

Subsequent to September 30, 2009, on December 24, 2009 the Partnership identified two Local Limited Partnerships, Fernwood and Sierra's Run, for disposition in order to generate sufficient equity to complete the purchase of Davenport (See troubled Housing Complexes in footnote 2). On February 12, 2010, Fernwood and Sierra's Run were sold, subject to a condition subsequent that the Limited Partners approve the sales by a majority in interest of the Limited Partners. See the exit strategy in footnote 1 for additional information regarding the disposition of these two Local Limited Partnerships.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at September 30, 2009 consisted of $625,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $11,684,000. Liabilities at September 30, 2009 consisted of $434,000 of accrued fees and payables due to the General Partner and/or its affiliates for reimbursement of expenses paid and $723,000 of capital contributions due to Local Limited Partnerships.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED  SEPTEMBER  30,  2009  COMPARED TO THE THREE  MONTHS  ENDED
SEPTEMBER 30, 2008. The Partnership's net loss for the three months ended September 30, 2009 was $(1,085,000), reflecting an increase of approximately $(414,000) from the $(671,000) net loss experienced for the three months ended September 30, 2008. The increase in net loss is largely due to the $(375,000), increase in write off of advances to Local Limited Partnerships. During the three months ended September 30, 2009 there were advances of $(375,000) made to one Local Limited Partnership which were reserved for in full as of September 30, 2009 compared to no advances made and reserved for during the three months ended September 30, 2008. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally there was an increase of $(23,000) in legal and accounting fees due to the timing of legal work being performed. The other operating expenses increased by $(1,000) as well as a $(1,000) increase in asset management expenses. The reporting fees decreased by approximately $(6,000) for the three months ended September 30, 2009. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Interest income decreased by $(7,000) due to the cash balances being maintained by the Partnership decreasing as well as the interest rates in the time period September 30, 2008 to September 30, 2009.

SIX MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2008. The Partnership's net loss for the six months ended September 30, 2009 was $(2,212,000), reflecting an increase of approximately $(786,000) from the $(1,426,000) net loss experienced for the six months ended September 30, 2008. The increase in net loss is largely due to the $(525,000), increase in write off of advances to Local Limited Partnerships. During the six months ended September 30, 2009 there were advances of $(525,000) made to one Local Limited Partnership which were reserved for in full as of September 30, 2009 compared to no advances made and reserved for during the six months ended September 30, 2008. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The increase was also due to an increase of $(208,000) in impairment loss. The impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of the Low Income Housing Tax Credits that are allocated each year. Additionally there was an increase of $(34,000) in legal and accounting fees due to the timing of legal work being performed. The other operating expenses increased by $(2,000). The reporting fees decreased by approximately $(7,000) for the three months ended September 30, 2009. Reporting fees can fluctuate from year to year due to the fact that Local Limited
Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Interest income decreased by $(10,000) due to the cash balances being maintained by the Partnership decreasing as well as the interest rates in the time period September 30, 2008 to September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2008. The net decrease in cash during the six months ended September 30, 2009 was $(898,000) compared to a net decrease in cash for the six months ended September 30, 2008 of $(1,791,000). The decrease in the net cash used is largely due to the $(1,757,000) in capital contributions made to Local Limited
Partnerships during the six months ended September 30, 2008 compared to $(377,000) paid to Local Limited Partnerships during the six months ended September 30, 2009, a net difference of $1,380,000. Capital contributions to Local Limited Partnerships are usually made during the first two years of acquiring the Local Limited Partnerships so a decrease is expected as the Partnership is a year further in operations. During the six months ended September 30, 2009 the Partnership advanced one Local Limited Partnership $(525,000) compared to no advances made to Local Limited Partnerships for the six months ended September 30, 2008 as described above. During the six months ended September 30, 2008 the Partnership paid the General Partner or an affiliate $15,000 and $20,000 in asset management fees and reimbursement of operating expenses, respectively, compared to neither one being paid during the six months ended September 30, 2009. During 2009 the cash balances had decreased significantly largely due to the advances that were made to a Local Limited
Partnership, so asset management fees and operating expense reimbursements payments could not be made.

During the six months ended September 30, 2009, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $143,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2011.

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

In November 2008, the FASB issued GAAP on Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership's financial condition or results of operations.

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

By:  WNC National Partners, L.L.C.  General Partner

By:  WNC & ASSOCIATES, INC.                 General Partner







By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  April 1, 2010






By:  /s/ Melanie R. Wenk
     -------------------
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: April 1, 2010