Form 10-Q
period 2009-12-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2010-04-02
CIK 1321228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2009

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number 333-124115
                                               333-124116

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

Large accelerated filer [_] Accelerated filer [_]
Non-accelerated filer [X] Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]


                             WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                                    (A California Limited Partnership)

                                           INDEX TO FORM 10 - Q

                             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

WNC Housing Tax Credit Fund VI, L.P., Series 14 ("Series 14") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 14.

PART I. FINANCIAL INFORMATION

             Item 1.    Financial Statements

                        Balance Sheets
                                As of December 31, 2009 and March 31, 2009                              3

                        Statements of Operations
                                For the Three and Nine Months Ended  December 31, 2009 and 2008         4

                        Statement of Partners' Equity (Deficit)
                                For the  Nine Months Ended  December 31, 2009                           5

                        Statements of Cash Flows
                                For the  Nine Months Ended  December 31, 2009 and 2008                  6

                        Notes to Financial Statements                                                   7

             Item 2.    Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                                     17

             Item 3.    Quantitative and Qualitative Disclosures about Market Risks                     20

             Item 4T.   Controls and Procedures                                                         20

PART II. OTHER INFORMATION

             Item 1.    Legal Proceedings                                                               21

             Item 1A.   Risk Factors                                                                    21

             Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                     21

             Item 3.    Defaults Upon Senior Securities                                                 21

             Item 4.    Submission of Matters to a Vote of Security Holders                             21

             Item 5.    Other Information                                                               21

             Item 6.    Exhibits                                                                        21

                        Signatures                                                                      22




                       WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                              (A California Limited Partnership)

                                        BALANCE SHEETS
                                         (UNAUDITED)




                                                                DECEMBER 31,      MARCH 31,
                                                                   2009              2009
                                                                ------------     ------------

ASSETS

Cash and cash equivalents                                       $    717,130     $  1,522,248
Investments in Local Limited Partnerships, net
   (Notes 2 and 3)                                                10,200,497       13,242,305
                                                                ------------     ------------

            Total Assets                                        $ 10,917,627     $ 14,764,553
                                                                ============     ============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to Local Limited Partnerships (Note5)                $    722,779     $  1,110,039
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                          750,729          291,539
                                                                ------------     ------------

        Total Liabilities                                          1,473,508        1,401,578
                                                                ------------     ------------

Partners' Equity (Deficit):
 General Partner                                                      (8,715)          (4,796)
 Limited Partners (25,000 Partnership Units authorized;
   20,981 Partnership Units issued and outstanding)                9,452,834       13,367,771
                                                                ------------     ------------

        Total Partners' Equity (Deficit)                           9,444,119       13,362,975
                                                                ------------     ------------

            Total Liabilities and Partners' Equity (Deficit)    $ 10,917,627     $ 14,764,553
                                                                ============     ============


                        See accompanying notes to financial statements



                                  WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                                        (A California Limited Partnership)

                                             STATEMENTS OF OPERATIONS

                          FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
                                                    (UNAUDITED)

                                                      2009                                   2008
                                       -----------------------------------     -----------------------------------
                                         Three Months        Nine Months         Three Months        Nine Months
                                       ---------------     ---------------     ---------------     ---------------

Reporting fees                         $            --     $            --     $            --     $         7,333
                                       ---------------     ---------------     ---------------     ---------------

Operating expenses:
 Amortization (Note 2)                          17,175              51,525              17,175              51,525
 Asset management fees (Note 3)                 44,614             133,841              44,625             134,068
 Legal and accounting fees                       3,839              46,799               9,536              18,708
 Impairment loss (Note 2)                      880,833           1,169,440                  --              80,344
 Write off of advances to Local
     Limited Partnerships (Note 4)             172,518             697,518                  --                  --
 Asset management expenses                       1,715               9,007               1,889               9,434
 Other                                           1,174               4,544                   9               1,412
                                       ---------------     ---------------     ---------------     ---------------

   Total operating expenses                  1,121,868           2,112,674              73,234             295,491
                                       ---------------     ---------------     ---------------     ---------------

Loss from operations                        (1,121,868)         (2,112,674)            (73,234)           (288,158)

Equity in losses of Local
 Limited Partnerships (Note 2)                (585,418)         (1,806,918)           (610,750)         (1,832,250)

Interest income                                     62                 736                 917              11,715
                                       ---------------     ---------------     ---------------     ---------------

Net loss                               $    (1,707,224)    $    (3,918,856)    $      (683,067)    $    (2,108,693)
                                       ===============     ===============     ===============     ===============

Net loss allocated to:
 General Partner                       $        (1,707)    $        (3,919)    $          (683)    $        (2,109)
                                       ===============     ===============     ===============     ===============

 Limited Partners                      $    (1,705,517)    $    (3,914,937)    $      (682,384)    $    (2,106,584)
                                       ===============     ===============     ===============     ===============

Net loss per Partnership Unit          $        (81.29)    $       (186.59)    $        (32.52)    $       (100.40)
                                       ===============     ===============     ===============     ===============

Outstanding weighted
 Partnership Units                              20,981              20,981              20,981              20,981
                                       ===============     ===============     ===============     ===============


                                  See accompanying notes to financial statements




                         WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                                (A California Limited Partnership)

                             STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                           FOR THE NINE MONTHS ENDED DECEMBER 31, 2009
                                           (UNAUDITED)


                                                     GENERAL          LIMITED
                                                     PARTNER          PARTNERS           TOTAL
                                                   ------------     ------------     ------------

Partners' equity (deficit) at March 31, 2009       $     (4,796)    $ 13,367,771     $ 13,362,975

Net loss                                                 (3,919)      (3,914,937)      (3,918,856)
                                                   ------------     ------------     ------------

Partners' equity (deficit) at December 31, 2009    $     (8,715)    $  9,452,834     $  9,444,119
                                                   ============     ============     ============


                          See accompanying notes to financial statements




                       WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                             (A California Limited Partnership)

                                  STATEMENTS OF CASH FLOWS

                    FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
                                         (UNAUDITED)

                                                                    2009            2008
                                                                 -----------     -----------

Cash flows from operating activities:
  Net loss                                                       $(3,918,856)    $(2,108,693)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
         Amortization                                                 51,525          51,525
         Impairment loss                                           1,169,440          80,344
      Equity in losses of Local Limited Partnerships               1,806,918       1,832,250
        Change in accrued expenses                                        --         (17,765)
           Change in accrued fees and expenses due to
             General Partner and affiliates                          459,190         128,736
                                                                 -----------     -----------

             Net cash used in operating activities                  (431,783)        (33,603)
                                                                 -----------     -----------

  Cash flows used in investing activities:
        Investments in Local Limited Partnerships, net              (376,893)     (1,908,429)
        Distribution received from Local Limited Partnerships          3,558           1,000
        Advances to Local Limited Partnerships                      (697,518)             --
        Write off of advances to Local Limited Partnerships          697,578              --
                                                                 -----------     -----------

             Net cash used in investing activities                  (373,335)     (1,907,429)
                                                                 -----------     -----------

Net decrease in cash                                                (805,118)     (1,941,032)

Cash, beginning of period                                          1,522,248       3,715,123
                                                                 -----------     -----------

Cash, end of period                                              $   717,130     $ 1,774,091
                                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                     $        --     $        --
                                                                 ===========     ===========

SIGNIFICANT NONCASH INVESTING ACTIVITIES

The Partnership decreased its investment in Local Limited
   Partnerships and decreased its payables to Local Limited
   Partnerships for tax credits not generated                    $    10,367     $   108,132
                                                                 ===========     ===========


                       See accompanying notes to financial statements

                                              6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
                                   (UNAUDITED)


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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
                                   (UNAUDITED)



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

With that in mind, as of December 31, 2009, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have satisfied the IRS compliance requirements, with the exception of two Local Limited Partnerships. Once the Housing Complexes have satisfied the IRS compliance requirements, the review will take into many consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership will expect to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. Two Local Limited Partnerships have been identified for disposition as of December 31, 2009.

On December 24, 2009 the Partnership identified two Local Limited Partnerships, Fernwood Meadows, L.P.("Fernwood") and Sierra's Run, L.P. ("Sierra's Run") for disposition in order to generate sufficient equity to

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

complete the purchase of Davenport Housing VII, L.P. (See Troubled Housing Complexes in footnote 2.) On February 12, 2010, Fernwood and Sierra's Run were sold, subject to a condition subsequent that the Limited Partners approve the sales by a majority in interest of the Limited Partners. The approval of the Limited Partners will be sought as the transfers were to a limited partnership that is affiliated with the Partnership. Fernwood and Sierra's Run were sold for an aggregate purchase price of $2,829,427. The Partnership's net investment balances in Fernwood and Sierra's Run are estimated to be $1,904,702 and $1,805,558, respectively, at the time of the sale. Accordingly, the Partnership has recognized an impairment loss on the sale of Local Limited Partnerships in the amount of approximately $881,000 as of December 31, 2009.

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

"Equity in losses of Local Limited Partnerships" for the periods ended December 31, 2009 and 2008 have been recorded by the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance will be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2009, one of the investment balances had reached zero.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2009 and March 31, 2009, the Partnership had cash equivalents of approximately $319,000 and $1,485,000, respectively.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
                                   (UNAUDITED)



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

Amortization
------------

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for each of the nine months ended December 31, 2009 and 2008 was $51,525. During each of the nine months ended December 31, 2009 and 2008, there was no impairment loss recorded against these fees and costs.

Impairment
----------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. For the nine months ended December 31, 2009 and 2008, impairment loss related to investment in Local Limited Partnerships was $1,169,440 and $80,344, respectively. The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the investment's carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During each of the nine months ended December 31, 2009 and 2008, there was no impairment loss recorded on the related intangibles.

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

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Due to current economic conditions all Local Limited Partnerships were not considered to have any residual value. Further, because of the impending sale of Fernwood and Sierra's Run which are expected to result in a loss on sale of approximately $881,000 as discussed in footnote 1, management has recorded an impairment loss in the three months ended December 31, 2009 equal to the loss. Accordingly, the Partnership recorded an impairment loss of $1,169,440 and $80,344 during the nine months ended December 31, 2009 and 2008, respectively. The Partnership also evaluates its intangibles for impairment in connection with its investment in Local Limited Partnerships. During each of the nine months ended December 31, 2009 and 2008, there was no impairment loss was recorded on the related intangibles.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                            FOR THE NINE            FOR THE
                                                            MONTHS ENDED          YEAR ENDED
                                                          DECEMBER 31, 2009     MARCH 31, 2009
                                                          ----------------     ----------------

Investments per balance sheet, beginning of period        $     13,242,305     $     15,943,480
Equity in losses of Local Limited Partnerships                  (1,806,918)          (2,443,000)
Impairment loss                                                 (1,169,440)             (80,344)
Tax credit adjustments                                             (10,367)            (108,131)
Distribution received from Local Limited Partnerships               (3,558)              (1,000)
Amortization of capitalized acquisition fees and costs             (51,498)             (68,664)
Amortization of capitalized warehouse and interest                     (27)                 (36)
                                                          ----------------     ----------------

Investments per balance sheet, end of period              $     10,200,497     $     13,242,305
                                                          ================     ================

                                                            FOR THE NINE            FOR THE
                                                            MONTHS ENDED          YEAR ENDED
                                                          DECEMBER 31, 2009     MARCH 31, 2009
                                                          ----------------     ----------------

Investments in Local Limited Partnerships, net            $      8,510,628     $     11,500,911
Acquisition fees and costs, net of accumulated
  amortization of $199,329 and $147,831                          1,688,961            1,740,459
Capitalized warehouse costs and interest accumulated
   amortization of $131 and $104                                       908                  935
                                                          ----------------     ----------------
Investments per balance sheet, end of period              $     10,200,497     $     13,242,305
                                                          ================     ================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
--------------------------------------------------------------

Selected financial information for the nine months ended December 31, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                     2009              2008
                                                  -----------       -----------

Revenues                                          $ 3,387,000       $ 3,387,000
                                                  -----------       -----------

Expenses:
  Interest expense                                    915,000           915,000
  Depreciation and amortization                     1,420,000         1,420,000
  Operating expenses                                2,885,000         2,885,000
                                                  -----------       -----------
      Total expenses                                5,220,000         5,220,000
                                                  -----------       -----------

Net loss                                          $(1,833,000)      $(1,833,000)
                                                  ===========       ===========
Net loss allocable to the Partnership             $(1,832,000)      $(1,832,000)
                                                  ===========       ===========
Net loss recorded by the Partnership              $(1,807,000)      $(1,832,000)
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

As of March 31, 2009 construction of the property was 75% complete and a certificate of occupancy was granted for both buildings in December 2009. The Partnership engaged all sub-contractors to sign new construction contracts, along with lien releases for any and all work done after their engagement. As of December 31, 2009 the Partnership voluntarily advanced $719,829 and subsequently advanced $148,657 to Davenport for construction related costs.

It is anticipated that Davenport will be fully completed by March 31, 2010 and achieve stabilized operations by May 31, 2010. Davenport has been awarded state historical tax credits from the State of Iowa, federal historical credits and federal Low Income Housing Tax Credits. The State historical credits are given in the form of a refund check from the State in conjunction with the State tax return filing. The net amount of the check after applicable federal taxes will be

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership had incurred cumulative acquisition fees of $1,468,670. Accumulated amortization of these capitalized costs was $155,041 and $114,985 as of December 31, 2009 and March 31, 2009,
     respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred cumulative acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was
     $44,288  and  $32,846  as  of  December   31,  2009  and  March  31,  2009,
     respectively.

(c) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross partnership Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $133,841 and $134,068 were incurred during the nine months ended December 31, 2009 and 2008, respectively. The Partnership paid the General Partner and or its affiliates $0 and $15,000 of those fees during the nine months ended December 31, 2009 and 2008, respectively.

(d) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 and $19,886 during the nine months ended December 31, 2009 and 2008, respectively.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                         DECEMBER 31,      MARCH 31,
                                                            2009              2009
                                                         ------------    ------------

Reimbursement for expenses paid by the General
   Partner or affiliates on behalf of the Partnership    $     93,336    $     32,987
Advances made to the Partnership from the General
    Partner or affiliates                                     265,000              --
Asset management fee payable                                  392,393         258,552
                                                         ------------    ------------

    Total                                                $    750,729    $    291,539
                                                         ============    ============


The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership

NOTE 4- ADVANCES TO LOCAL LIMITED PARTNERSHIPS
----------------------------------------------

During the nine months ended December 31, 2009, the Partnership voluntarily advanced $697,518 to one Local Limited Partnership. The Local Limited Partnership has been experiencing construction related issues. As of December 31, 2009 total advances made to Local Limited Partnerships were $719,829 all of which was reserved. The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

NOTE 5- PAYABLES TO LOCAL LIMITED PARTNERSHIPS
----------------------------------------------

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances. Payables to Local Limited Partnerships were decreased for tax credit adjusters during the nine months ended December 31, 2009 and 2008 in the amounts of $10,367 and $108,131, respectively.

NOTE 6- SUBSEQUENT EVENTS
-------------------------

Subsequent to December 31, 2009, the Partnership advanced $148,657 to one Local Limited Partnership, Davenport. Davenport has been experiencing construction issues. All advances were reserved in full in the period they were advanced. See Troubled Housing Complexes in footnote 2 for further details regarding the construction related issues.

See exit strategy in footnote 1 for discussion on Fernwood and Sierra's Run being sold in February 2010.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at December 31, 2009 consisted of $717,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $11,081,000. Liabilities at December 31, 2009 consisted of $751,000 of accrued fees and expenses due to the General Partner and/or its affiliates for reimbursement of expenses paid and $723,000 of capital contributions due to Local Limited Partnerships.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2008. The Partnership's net loss for the three months ended December 31, 2009 was $(1,707,000), reflecting an increase of approximately $(1,024,000) from the $(683,000) net loss experienced for the three months ended December 31, 2008. The increase in net loss is largely due to the $(881,000) impairment loss for the three months ended December 31, 2009 compared to no impairment loss for the three months ended December 31, 2008. The impairment loss was related to the potential disposition of Fernwood and Sierra's Run. As of December 31, 2009, the two Local Limited Partnerships were identified for disposition and on February 12, 2010, Fernwood and Sierra's Run were sold, subject to a condition subsequent that the Limited Partners approve the sales by a majority in interest of the Limited Partners. The approval of the Limited Partners will be sought as the transfers were to a limited partnership that is affiliated with the Partnership. The potential disposition is dated prior to the issuance of this Form 10-Q therefore an impairment loss was recorded for the net difference between the total sales price of $2,829,427 compared to the combined net investment of the two Local Limited Partnerships, $3,710,260 which would result in a loss on sale of Local Limited Partnerships of approximately $(881,000). In addition to the impairment loss there was a $(173,000) increase in write off of advances to Local Limited Partnerships. During the three months ended December 31, 2009 there were advances of $(173,000) made to one Local Limited Partnership which were reserved for in full as of December 31, 2009 compared to no advances made and reserved for during the three months ended December 31, 2008. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. During the three months ended December 31, 2009 one Local Limited Partnership was having construction related issues and advances were necessary in order for the construction to be completed. The increase in write off of advances to Local Limited Partnerships was offset by a decrease of $6,000 in legal and accounting fees due to the timing of the accounting work being performed. The equity in losses of Local Limited Partnerships

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

decreased by $25,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 due to the fact that one Local Limited Partnership's net investment balance reached zero. The losses from the Local Limited Partnerships are recorded on the equity method and as such are limited to not allow the net investment balance to go below zero. Once a Local Limited Partnership reaches zero no further losses can be recorded for that Local Limited Partnership.

NINE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2008. The Partnership's net loss for the nine months ended December 31, 2009 was $(3,919,000), reflecting an increase of approximately $(1,810,000) from the $(2,109,000) net loss experienced for the nine months ended December 31, 2008. The increase in net loss is largely due to the $(1,169,000) impairment loss for the nine months ended December 31, 2009 compared to the $(80,000) impairment loss for the nine months ended December 31, 2008. Approximately $(881,000) of the impairment loss for the nine months ended December 31, 2009, was related to the potential disposition of Fernwood and Sierra's Run. As of December 31, 2009 the two Local Limited Partnerships were identified for disposition and on February 12, 2010, Fernwood and Sierra's Run were sold, subject to a condition subsequent that the Limited Partners approve the sales by a majority in interest of the Limited Partners. The approval of the Limited Partners will be sought as the transfers were to a limited partnership that is affiliated with the Partnership. The potential disposition is dated prior to the issuance of this Form 10-Q therefore an impairment loss was recorded for the net difference between the total sales price of $2,829,427 compared to the combined net investment of the two Local Limited Partnerships, $3,710,260 which would result in a loss on sale of Local Limited Partnerships of approximately $(881,000). During the first quarter of each fiscal year the Partnership evaluates possible impairment of the Local Limited Partnerships, by comparing the current carrying value of each of the investments to the remaining Low Income Housing Tax Credits allocated to each particular Local Limited Partnership. If the remaining Low Income Housing Tax Credits are less than the current carrying value of each of the investments the difference is recorded as an impairment loss. During the nine months ended December 31, 2009 the Partnership recorded an impairment loss of $(289,000) compared to $(80,000) for the nine months ended December 31, 2008, due to the carrying values being greater than the remaining Low Income Housing Tax Credits. During the nine months ended December 31, 2009 there were advances of $(697,000) made to one Local Limited Partnership which were reserved for in full as of December 31, 2009 compared to no advances made and reserved for during the nine months ended December 31, 2008. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. During the nine months ended December 31, 2009 one Local Limited Partnership was having construction related issues and advances were necessary in order for the construction to be completed. There was an increase of $(28,000) in legal and accounting fees due to the timing of the accounting and legal work being performed. The reporting fees decreased by approximately $(7,000) for the nine months ended December 31, 2009. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The equity in losses of Local Limited Partnerships decreased by $25,000 for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008 due to the fact that one Local Limited Partnership's net investment balance reached zero. The losses from the Local Limited Partnerships are recorded on the equity method and as such are limited to not allow the net investment balance to go below zero. Once a Local Limited Partnership reaches zero no further losses can be recorded for that Local Limited Partnership. The interest income decreased by $(11,000) due to the cash balances had decreased along with the fact that the interest rates had decreased significant during 2009.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2008. The net decrease in cash during the nine months ended December 31, 2009 was $(805,000) compared to a net decrease in cash for the nine months ended December 31, 2008 of $(1,941,000). The variance in net change in cash is partially due to the $(697,000) in advances made to one Local Limited Partnership for the nine months ended December 31, 2009 as compared to no cash used for advances during the nine months ended December 31, 2008 as described above. The Partnership also paid capital contributions to Local Limited Partnerships in the amount of $(377,000) compared to $(1,908,000), a net difference of $1,531,000. During the nine months ended December 31, 2009 the Partnership received $265,000 in cash from the General Partner or an affiliate as an advance that was then advanced to one Local Limited Partnership, which was included in the $(697,000) in advances noted earlier. During the nine months ended December 31, 2008 the Partnership paid $(18,000) in accrued expenses and there were no accrued expenses for the nine months ended December 31, 2009. During the nine months ended December 31, 2009 the Partnership did not pay any accrued asset management fees and did not reimburse the General Partner or an affiliate any cash for operating expenses the General Partner paid on behalf of the Partnership, compared to a combined total of $(35,000) paid during the nine months ended December 31, 2008.

During the nine months ended December 31, 2009, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $459,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2011.

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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







                                       22
<