Form 10-K
period 2010-03-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2011-02-25
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

OR

* TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes_____ No___X__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes_____ No___X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer___ Accelerated filer___  Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes____ No__X__

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

NONE

PART 1.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund, VI, L.P., Series 13 (the "Partnership") was formed under the California Revised Limited Partnership Act on February 7, 2005, and commenced operations on December 14, 2005.  The Partnership was formed to invest primarily in other limited partnerships or limited liability companies (the “Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership or operating agreement (the “Local Limited Partnership Agreement”).

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit.  The required minimum offering amount of $1,400,000 was achieved by December 14, 2005.  Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.”  The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits.  The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.  This offering was closed on September 21, 2006.

The Partnership shall continue in full force and effect until December 31, 2070, unless terminated prior to that date, pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits.  The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits.  In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15-year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture.  The Partnership is not seeking to sell its Local Limited Partnership Interests.  And, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict when the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership dated February 7, 2005 (the "Partnership Agreement"), would occur.  Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests.  Until a Local Limited Partnership Interest or the related Housing Complex is sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex.

The Partnership invested in ten Local Limited Partnerships as of March 31, 2010, none of which had been sold as of March 31, 2010. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the Federal Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low or moderate income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.  Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period must satisfy the reasonable belief test outlined above to avoid recapture.

The following table reflects the ends of the ten-year credit period and the fifteen-year Compliance Period of each Housing Complex:

Local Limited Partnership Name	Expected last year of credit delivery	15-year Expiration Date

909 4th YMCA , L.P.	2010	2014
Crestview Housing, L.P.	2018	2022
Davenport Housing VII, L.P.	2019	2023
FDI-Country Square, LTD	2017	2021
FDI-Park Place, LTD	2017	2021
Fernwood Meadows, L.P.	2017	2022
Grove Village, L.P.	2017	2021
Head Circle, L.P.	2016	2020
Pleasant Village, L.P.	2017	2021
Sierra’s Run, L.P.	2017	2022

With that in mind, as of March 31, 2010, except as indicated in the following two paragraphs, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have completed the ten-year credit period.  Once the Housing Complexes have done so, the review will take into consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

During the year ended March 31, 2010, on December 24, 2009, the Partnership identified two Local Limited Partnerships, Fernwood Meadows, L.P. (“Fernwood”) and Sierra’s Run, L.P. (“Sierra’s Run”) for disposition in order to generate sufficient equity to complete the purchase of Davenport Housing VII, L.P.  (See footnote 3 to the financial statements.)  The Partnership’s net investment balances in Fernwood and Sierra’s Run were $1,904,702 and $1,805,558, respectively, as of December 31, 2009.  Accordingly, the Partnership would recognize a loss on the sale of Local Limited Partnerships in the amount of approximately $881,000 if the sales are approved by the Limited Partners.  As the outcome of the vote was unknown at the time the December 31, 2009 Form 10Q was filed, an $881,000 impairment loss was recorded during the quarter then ended. On February 12, 2010, Fernwood and Sierra’s Run were sold, subject to a condition that the Limited Partners subsequently approve the sales by a majority in interest of the Limited Partners. The approval of the Limited Partners was sought as the transfers were to a limited partnership that is affiliated with the Partnership.  Fernwood and Sierra’s Run were sold for an aggregate purchase price of $2,829,428.

The Partnership filed preliminary materials to the Securities and Exchange Commission (“SEC”) on April 2, 2010 and filed definitive materials on April 15, 2010 and they were disseminated to the Limited Partners on April 15, 2010.  The definitive materials sought approval for the disposition of Sierra’s Run and Fernwood with substantially all of those proceeds being used to purchase the additional tax credits for Davenport.  On May 10, 2010 the Partnership filed additional definitive materials, which served as a reminder to the Limited Partners that all proxies had to be received by the General Partner of the Partnership by June 14, 2010.  Majority vote in favor of the dispositions was obtained on June 9, 2010.   Therefore the disposition of both Fernwood and Sierra’s Run will be recorded during the quarterly period ended June 30, 2010.

Fernwood and Sierra’s Run will complete their 15-year compliance periods in 2022; therefore there is a risk of tax credit recapture.  The maximum exposure of recapture (excluding the interest and penalties related to the recapture) is $177,508 and $170,246, respectively, for Fernwood and Sierra’s Run, which equates to $16.57 per Partnership Unit in the aggregate.  As part of the purchase agreement, the purchaser has agreed to assume all of the Partnership’s legal obligations to maintain the properties as Low Income Housing Tax Credit properties. Under the circumstances, the General Partner believes there is a reasonable expectation that each Local Limited Partnership will continue to be operated as qualified low income housing for the balance of its compliance period, and, accordingly, does not anticipate that there will be any recapture.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication after termination of the ten-year credit period, the Partnership expects to proceed with efforts to liquidate them with the objective of winding down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner at its discretion.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership, as the proceeds first would be used to pay Partnership obligations and funding of reserves.

Certain Risks and Uncertainties

Item 1A.  Risk Factors

Set forth below are the risks the Partnership believes are the most significant to the Limited Partners.  The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge from time to time.  This section contains some forward-looking statements.  For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.

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

         Unless a bond is posted or a treasury direct account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

•	a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or

•	the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

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

Sales of Housing Complexes are subject to limitations which may impact a Local Limited Partnership’s ability to sell its Housing Complex.  Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located.  The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing.  Under Federal law, the commitment must be for at least 30 years.  The commitment, actually agreed to, may be significantly longer than 30 years.  In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years.  On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period.  This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes.  The sale of a Housing Complex may be subject to other restrictions.  For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any amount of cash will be distributed to the Limited Partners.  The Partnership would first use sale proceeds to pay obligations of the Partnership.  As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

As part of the recently enacted health care legislation, Congress has codified the economic substance doctrine. Because of its recent enactment, the full reach of this provision is unclear.  Inasmuch as Housing Complexes might offer no benefit to a purchaser other than tax benefits, it is possible that the economic substance doctrine could be interpreted to limit deduction of tax losses from Housing Complexes, which would be expected to have a significant adverse effect on the sale value of the Housing Complexes and the Local Limited Partnership Interests.

Limited Partners can only use Low Income Housing Tax Credits in limited amounts.  The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

•	an unlimited amount of passive income, which is income from entities such as the Partnership, and
•	$25,000 in income from other sources.

However, the use of Low Income Housing Tax Credits by an individual against these types of income is subject to ordering rules, which may further limit the use of Low Income Housing Tax Credits.  Some corporate Limited Partners are subject to similar and other limitations. They include corporations which provide personal services, and corporations which are owned by five or fewer shareholders.

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner’s other business credits.  The aggregate is then subject to the general limitation on all business credits.  That limitation provides that a Limited Partner can use business credits to offset the Limited Partner’s annual tax liability equal to $25,000 plus 75% of the Limited Partner’s tax liability in excess of $25,000. However, business credits may not be used to offset any alternative minimum tax.  All of these concepts are extremely complicated.

(b)           Risks related to investment in Local Limited Partnerships and Housing Complexes

Because the Partnership has few investments, each investment will have a great impact on the Partnership’s results of operations.  Any single Housing Complex experiencing poor operating performance, impairment of value or recapture of Low Income Housing Tax Credits will have a significant impact upon the Partnership as a whole.

The failure to pay mortgage debt could result in a forced sale of a Housing Complex. Each Local Limited Partnership leverages the Partnership’s investment therein by incurring mortgage debt.  A Local Limited Partnership’s revenues could be less than its debt payments and taxes and other operating costs.  If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure.  The same results could occur if government subsidies ceased.  Foreclosure would result in a loss of the Partnership’s capital invested in the Housing Complex.  Foreclosure could also result in a recapture of Low Income Housing Tax Credits, and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership’s ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment.  Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

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

•
Obtaining tenants for the Housing Complexes.  Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

•	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
•
Limitations on cash distributions.  The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

•
Limitations on sale or refinancing of the Housing Complexes.  A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

•
Limitations on transfers of interests in Local Limited Partnerships.  The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender.  The lender may withhold such approval in the discretion of the lender.  Approval may be subject to conditions.

•
Limitations on removal and admission of Local General Partners.  The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority.  Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender.  Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

•
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

•	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
•
Limited Partners may not receive distributions if Housing Complexes are sold.  There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex.  The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnerships levels which must be paid at such time.  If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses.

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

Housing Complexes without financing or operating subsidies may be unable to pay operating expenses. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex.  If a forced sale occurs during the Compliance Period for a Housing Complex, a partial recapture of Low Income Housing Tax Credits could occur. In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits.  Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing.  Those Housing Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants.  Over time, the expenses of a Housing Complex will increase.  If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

The Partnership’s investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations.  There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership.  The General Partner has not established a minimum net worth requirement for the Local General Partners.  Rather, each Local General Partner demonstrates a net worth which the General Partner believes is appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership.  Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner’s obligations. The cost to enforce a Local General Partner’s obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships.    In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values equal to or less than the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships.  As of March 31, 2010, 2009 and 2008, the Partnership had reduced the carrying amount to $0 with respect to one of its investments.

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

•	the general and local job market,
•	the availability and cost of mortgage financing,
•	monetary inflation,
•	tax, environmental, land use and zoning policies,
•	the supply of and demand for similar properties,
•	neighborhood conditions,
•	the availability and cost of utilities and water.

A loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2010, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was $1,169,440, $80,344 and $0, respectively.

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

 (c)           Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks.  Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters.  No legal opinion is obtained regarding matters:

•	the determination of which depends on future factual circumstances,
•	which are peculiar to individual Limited Partners, or
•	which are not customarily the subject of an opinion.

The more significant of these matters include:

•
allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,

•	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
•	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits, and
•
applying to any specific Limited Partner the limitation on the use of tax credits and tax losses.  Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses.

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership.  The courts could sustain an IRS challenge.  An IRS challenge, if successful, could have a detrimental effect on the Partnership’s ability to realize its investment objectives.

Passive activity rules will limit deduction of the Partnership’s losses and impose tax on interest income.   The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate.  An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities.  An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest.  These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

The Partnership may earn interest income on its reserves and loans.  The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income.  Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

At risk rules might limit deduction of the Partnership’s losses.  If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the “at risk” rules will limit a Limited Partner’s ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership.  The “at risk” rules of the Internal Revenue Code generally limit a Limited Partner’s ability to deduct Partnership losses to the sum of:

•	the amount of cash the Limited Partner invests in the Partnership, and
•	the Limited Partner’s share of Partnership qualified nonrecourse financing.

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

Tax liability on sale of a Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale.  When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

•	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
•	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

•	the sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and
•
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

Alternative minimum tax liability could reduce a Limited Partner’s tax benefits.  If a Limited Partner pays alternative minimum tax, the Limited Partner could suffer a reduction in benefits from an investment in the Partnership.  The application of the alternative minimum tax is personal to each Limited Partner.  Tax credits may not be utilized to reduce alternative minimum tax liability.

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

An audit of the Partnership or a Local Limited Partnership also could result in an audit of a Limited Partner.  An audit of a Limited Partner’s tax returns could result in adjustments both to items that are related to the Partnership and to unrelated items.  The Limited Partner could then be required to file amended tax returns and pay additional tax plus interest and penalties.

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership.  Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect.  Substantial economic effect is a highly-technical concept.  The fundamental principle is two-fold.  If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden.  Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit.  If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

•	between the Limited Partners and the General Partner,
•	among the Limited Partners, or
•	between the Partnership and a Local General Partner.

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

Tax liabilities could arise in later years of the Partnership.  After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses.  A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

•	unused passive losses from the Partnership or other investments, or
•	current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

•	should be deductible over a longer period of time or in a later year,
•	are excessive and may not be capitalized or deducted in full,
•	should be capitalized and not deducted, or
•	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

•	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
•	the adjusted basis of a Housing Complex used to compute depreciation,
•	the correct deduction of fees,
•	the amortization of organization and offering expenses and start-up expenditures.

If the IRS were successful in any such contention, the anticipated Low Income Housing Tax Credits and losses of the Partnership would be reduced, perhaps substantially.

Changes in tax law might reduce the value of Low Income Housing Tax Credits. Although all Low Income Housing Tax Credits are allocated to a Housing Complex at commencement of the 10-year credit period, there can be no assurance that future legislation may not adversely affect an investment in the Partnership. For example, legislation could reduce or eliminate the value of Low Income Housing Tax Credits.  In this regard, before 1986, the principal tax benefit of an investment in low income housing was tax losses.  These tax losses generally were used to reduce an investor’s income from all sources on a dollar-for-dollar basis.  Investments in low income housing were made in reliance on the availability of such tax benefits.  However, tax legislation enacted in 1986 severely curtailed deduction of such losses.

New administrative or judicial interpretations of the law might reduce the value of Low Income Housing Tax Credits.  Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts.  In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships.  The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts.  Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

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

(d)           Risks related to the Partnership and the Partnership Agreement

The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations.  Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports.  In some instances, the delay has been substantial.  Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner.  There cannot be any assurance that the Local General Partners will satisfy these obligations.  If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports.  That would impact the Limited Partners’ ability to monitor Partnership operations.  The Partnership’s failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership.  The failure to file could also result in sanctions imposed by the SEC.  Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

Lack of liquidity of investment.  There is no public market for the purchase and sale of Partnership Units, and it is unlikely that one will develop.  Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price.  Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years.  Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market.  The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer.  The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

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

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority.  The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

•	remove the General Partner and elect a replacement general partner,
•	amend the Partnership Agreement,
•	terminate the Partnership.

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

Associates and its affiliates are serving as the general partners of many other partnerships.  Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership.  These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership’s capital in Local Limited Partnerships.

The interests of Limited Partners may conflict with the interests of the General Partner and it affiliates.  The General Partner and it affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership.  The General Partner and it affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership’s investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner’s share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that the General Partner may make investments which are less desirable, or on terms which are less favorable, to the Partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership.   However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner and the capital contributions payable to Local Limited Partnerships.  The asset management fees payable increased by approximately $179,000, $161,000 and  $28,000 for the years ended March 31 2010, 2009 and 2008, respectively.  The payables due to the Local Limited Partnerships decreased by approximately $(418,000), $(2,244,000) and $(288,000) for the years ended March 31, 2010, 2009 and 2008, respectively.  The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships.  The future annual asset management fees will equal approximately $149,888 per year through the termination of the Partnership, which must occur no later than December 31, 2070.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2012.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
909 4th YMCA, L.P.	Seattle, Washington	YMCA of Greater Seattle	$ 508,000	$ 508,000	20	$ 686,000	$ -

Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	1,973,000	1,880,000	24	2,268,000	721,000

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	2,253,000	2,253,000	20	2,448,000	2,790,000

FDI-Country Square, LTD.	Lone Star, Texas	Fieser Holdings, Inc.	605,000	605,000	24	823,000	661,000

FDI-Park Place, LTD.	Bellville, Texas	Fieser Holdings, Inc.	758,000	758,000	40	1,068,000	1,161,000

Fernwood Meadows, L.P. (2)	Ferney, Nevada	Fernwood Meadow, LLC	2,013,000	2,013,000	28	2,369,000	1,131,000

Grove Village, L.P.	Dallas, Texas	Walker Guardian LLC	3,043,000	2,587,000	232	3,952,000	8,132,000

Head Circle, L.P.	Ruleville, Mississippi	SEMC, Inc.	464,000	464,000	38	657,000	1,448,000

Pleasant Village, L.P.	Dallas, Texas	Walker Guardian LLC	2,850,000	2,708,000	200	3,701,000	8,850,000

Sierra’s Run, L.P. (2)	Fernley, Nevada	Sierra Run, LLC	1,932,000	1,932,000	21	2,273,000	366,000

			$ 16,399,000	$ 15,708,000	647	$ 20,245,000	$ 25,260,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if the Housing Complexes are retained and rented in compliance with credit rules for the Compliance Period.  Approximately 23% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships.

(2) This Local Limited Partnership was sold subsequent to March 31, 2010.

	For the year ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

909 4th YMCA, L.P.	$ 597,000	$ (74,000)	99.98%

Crestview Housing, L.P.	118,000	(50,000)	99.98%

Davenport Housing VII, L.P. (1)	-	(52,000)	99.98%

FDI-Country Square, LTD.	112,000	(10,000)	99.98%

FDI-Park Place, LTD.	175,000	(30,000)	99.98%

Fernwood Meadows, L.P. (2)	193,000	(32,000)	99.98%

Grove Village, L.P.	1,532,000	(890,000)	99.98%

Head Circle, L.P.	257,000	(63,000)	99.98%

Pleasant Village, L.P.	1,380,000	(656,000)	99.98%

Sierra’s Run, L.P. (2)	134,000	(57,000)	99.98%

	$ 4,498,000	$ (1,914,000)

(1) The Local Limited Partnership completed construction during December of 2009.

(2) This Local Limited Partnership was sold subsequent to March 31, 2010.

WNC Housing Tax Credit Fund VI, L.P., Series 13
			Occupancy Rates As of December 31,

Local Limited Partnership Name	Location	General Partner Name	2009	2008	2007	2006	2005

909 4th YMCA, L.P.	Seattle, Washington	YMCA of Greater Seattle	100%	95%	90%	70%	(2)

Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	83%	100%	(1)	(2)	(2)

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	15%(4)	(1)	(1)	(2)	(2)

FDI-Country Square, LTD.	Lone Star, Texas	Fieser Holdings, Inc.	100%	96%	96%	25%	(2)

FDI-Park Place, LTD.	Bellville, Texas	Fieser Holdings, Inc.	90%	85%	95%	85%	(2)

Fernwood Meadows, L.P. (3)	Fernley, Nevada	Fernwood Meadow, LLC	100%	96%	93%	(2)	(2)

Grove Village, L.P.	Dallas, Texas	Walker Guardian LLC	72%	88%	96%	53%	(2)

Head Circle, L.P.	Ruleville, Mississippi	SEMC, Inc.	97%	97%	95%	100%	(2)

Pleasant Village, L.P.	Dallas, Texas	Walker Guardian LLC	82%	93%	86%	66%	(2)

Sierra’s Run, L.P. (3)	Fernley, Nevada	Sierra Run, LLC	95%	86%	71%	(2)	(2)
			80%	91%	91%	63%	-
(1) – The Local Limited Partnership was still under construction at the respective year end.

(2) – The Local Limited Partnership was not acquired by the Partnership as of that respective year end.

(3) – This Local Limited Partnership was sold subsequent to March 31, 2010.

(4) – Construction was completed during December 2009, so the Local Limited Partnership was still in the lease up phase.

Item 3.  Legal Proceedings

NONE

Item 4.  (Removed and Reserved)

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a)
The Partnership Units are not traded on a public exchange but are being sold through a public offering.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists.  Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b)	At March 31, 2010, there were 948 Limited Partners, respectively, and there were no assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide operating cash distributions to Limited Partners.  It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership.  There can be no assurance in this regard.  Any distributions would be made in accordance with the terms of the Partnership Agreement. Any such distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented, there were no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2010.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2010	2009	2008	2007	2006
ASSETS

Cash and cash equivalents	$678,636	$1,522,248	$3,715,123	$11,964,300	$5,247,602
Investments in Local Limited Partnerships, net	10,079,132	13,242,305	15,943,480	8,726,771	-
Due from investors	-	-	-	-	816,640
Prepaid acquisition fees and costs	-	-	-	910,151	692,190

Total Assets	$10,757,768	$14,764,553	$19,658,603	$21,601,222	$6,756,432

LIABILITIES

Payables to Local Limited Partnerships	$692,220	$1,110,039	$3,353,604	$3,641,780	$-
Accrued fees and expenses due to General Partner and affiliates	993,507	291,539	111,896	83,688	120,215
Accrued expenses	-	-	17,765	8,000	-
Due to investors	-	-	-	-	27,500

Total Liabilities	1,685,727	1,401,578	3,483,265	3,733,468	147,715

PARTNERS’ EQUITY	9,072,041	13,362,975	16,175,338	17,867,754	6,608,717

Total Liabilities and Partners’ Equity	$10,757,768	$14,764,553	$19,658,603	$21,601,222	$6,756,432

Selected results of operations, cash flows, and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2010	2009	2008	2007	For the period from December 14, 2005 (date operations commenced) to March 31, 2006

Loss from operations	$(2,380,615)	$(381,550)	$(254,475)	$(148,071)	$(76,565)
Equity in losses of Local Limited Partnerships	(1,861,108)	(2,443,000)	(1,859,713)	(453,675)	-
Interest income	789	12,187	303,809	402,245	2,227
Net loss	$(4,240,934)	$(2,812,363)	$(1,810,379)	$(199,501)	$(74,338)

Net loss allocated to:
General Partner	$(4,241)	$(2,812)	$(1,810)	$(200)	$(74)

Limited Partners	$(4,236,693)	$(2,809,551)	$(1,808,569)	$(199,301)	$(74,264)

Net loss per Partnership Unit	$(201.93)	$(133.91)	$(86.20)	$(11.42)	$(16.04)

Outstanding Weighted	20,981	20,981	20,981	17,456	4,630
Partnership Units

Note 1 – Loss from operations for the years ended March 31, 2010, 2009, 2008, 2007 and for the period ended March 31, 2006 include a charge for impairment losses on investments in Local Limited Partnerships of $1,169,440, $80,344, $0, $0 and $0, respectively (see Note 2 to the audited financial statements).

		For the Years Ended March 31,
	2010	2009	2008	2007	For the period from December 14, 2005 (date operations commenced) to March 31, 2006

Net cash provided by (used in):
Operating activities	$(439,718)	$(58,441)	$144,675	$317,304	$(72,773)
Investing activities	(403,894)	(2,134,434)	(8,511,815)	(5,919,684)	(621,000)
Financing activities	-	-	117,963	12,319,078	5,940,275

Net change in cash and cash equivalents	(843,612)	(2,192,875)	(8,249,177)	6,716,698	5,246,502

Cash and cash equivalents, beginning of period	1,522,248	3,715,123	11,964,300	5,247,602	1,100

Cash and cash equivalents, end of period	$678,636	$1,522,248	$3,715,123	$11,964,300	$5,247,602

Low Income Housing Tax Credits per Partnership Unit were as follows for the year and period ended December 31:

	2009	2008	2007	2006	2005

Federal	$90	86	$43	6	$-
State	-	-	-	$-	-

Total	$90	86	$43	$6	$-

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-K contain forward looking statements.  Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied.  Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership’s future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, changes in law, rules and regulations, and legal proceedings.  Historical results are not necessarily indicative of the operating results for any future period.

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

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the Partnership’s most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership’s reported financial results, and certain of the Partnership’s risks and uncertainties.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 27.5 years. (See Notes 2 and 3 to the financial statements.)

“Equity in losses of Local Limited Partnerships” for each year ended March 31 have been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero.

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

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE.  However, management does not consolidate the Partnership’s interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the Local General Partners and their guarantee against credit recapture.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted Generally Accepted Accounting Principles (GAAP) for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and has no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies.  The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

Certain Risks and Uncertainties

See Item 1A for a discussion of risks regarding the Partnership.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies.  In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships.  If additional capital contributions are not made when they are required, the Partnership’s investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

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

Financial Condition

The Partnership’s assets at March 31, 2010 consisted of $679,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $10,079,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2010 consisted of $692,000 of payables to Local Limited Partnerships and $994,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The Partnership’s net loss for the year ended March 31, 2010 was $(4,241,000), reflecting an increase of $(1,429,000) from the net loss experienced for the year ended March 31, 2009 of $(2,812,000).  There was an impairment loss of $(1,169,000) for the year ended March 31, 2010, compared to an impairment loss of $(80,000) recorded for the year ended March 31, 2009.  Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership.  As the remaining Low Income Housing Tax Credits decrease each year it is expected that there will be an increased impairment loss to the Partnership.  The impairment loss also increased due to the impairment recorded related to the sales of Sierra’s Run and Fernwood as discussed in the exit strategy section of this filing.  During the year ended March 31, 2010, there were advances of $(846,000) made to a Local Limited Partnership, which were fully reserved for as of March 31, 2010. Advances of $(22,000) were made and fully reserved for during the year ended March 31, 2009.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  As discussed in footnote 2 to the audited financial statements one particular Local Limited Partnership, Davenport has been experiencing operational issues.  All of the advances made during the years ended March 31, 2010 and 2009 were to Davenport.  The asset management expenses decreased by $4,000 for the year ended March 31, 2010.  These costs can fluctuate from year to year depending on the timing of the site visits to the Local Limited Partnership.  The accounting and legal fees increased by $(58,000) for the year ended March 31, 2010 compared to the year ended March 31, 2009, due to the timing of the accounting work being performed as well as legal expenses due to the operational issues of Davenport.  Reporting fees decreased by $(7,000) for the year ended March 31, 2010 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.  Interest income decreased by $(11,000) due to the significant decrease in the cash balance throughout the year ended March 31, 2010 for investments made and advances made to Davenport.  The equity in losses of Local Limited Partnerships decreased by $(582,000) from $(2,443,000) for the year ended March 31, 2009 to $(1,861,000).  The decrease is due to the stabilization of operations of the Local Limited Partnerships.  The other operating expenses also increased by $(25,000) due in large part to an increase in property inspections for the Local Limited Partnerships.  Normally the Local Limited Partnerships are visited once every two years and during the year ended March 31, 2010 one particular property, Davenport Housing VII, L.P. was visited several times due to the construction issues related to that property.   Please see footnote 2 to the audited financial statements for a full explanation relating to this Local Limited Partnership.

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008  The Partnership’s net loss for the year ended March 31, 2009 was $(2,812,000), reflecting an increase of $(1,002,000) from the net loss experienced for the year ended March 31, 2008 of $(1,810,000).  The equity in losses of Local Limited Partnerships increased by $(583,000) from $(1,860,000) for the year ended March 31, 2008 to $(2,443,000).  The increase is due to nine of the ten Local Limited Partnerships being in full operations for the year ended March 31, 2009, compared to six of the Local Limited Partnerships being in full operations and three of the properties leasing up during the year ended March 31, 2008.  There was an impairment loss of $(80,000) for the year ended March 31, 2009, compared to no impairment loss recorded for the year ended March 31, 2008.  For the year ended March 31, 2009, the impairment analysis calculated residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership, and compared the total amount to the current carrying value of each investment in the Partnership resulting in an impairment of $(80,000). For the year ended March 31, 2008, the same analysis was performed, however the calculation showed no impairment was necessary. The asset management fees increased by $(21,000) for the year ended March 31, 2009 since those fees accrue in an amount equal to 0.5% of the Invested Assets of the Partnership.  “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Invested Assets increased during the year ended March 31, 2009 which led to the increase in asset management fees. During the year ended March 31, 2009, there was an advance for $(22,000) made to a Local Limited Partnership, which was also reserved in full as of March 31, 2009. This is compared to no advances made during the year ended March 31, 2008.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  The asset management expenses decreased by $3,000 for the year ended March 31, 2009.  These costs can fluctuate from year to year depending on the timing of the site visits to the Local Limited Partnership.  Amortization increased by $(11,000) as a result of an increase in capitalized acquisition fees and costs during the year ended March 31, 2009.  The accounting and legal fees increased by $(5,000) for the year ended March 31, 2009 compared to the year ended March 31, 2008, due to a timing issue of the accounting work being performed.  Reporting fees increased by $7,000 for the year ended March 31, 2009 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.  Interest income decreased by $(292,000) due to the cash balance decreasing significantly throughout the year ended March 31, 2009 for investments made, combined with the fact that interest rates declined in 2009 compared to the interest rates for the year ended March 31, 2008.

Liquidity and Capital Resources

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009 Net cash used during the year ended March 31, 2010 was $(844,000) compared to net cash used during the year ended March 31, 2009 of $(2,193,000), reflecting a change of $1,349,000.  During the year ended March 31, 2010, the Partnership paid capital contributions to Local Limited Partnerships in the amount of $(407,000) compared to $(2,135,000) for the year ended March 31, 2009.  Capital contributions to Local Limited Partnerships are usually paid within the first two years of acquiring the interests as certain benchmarks are met.  The decrease in payments is due to the fact that some of the Local Limited Partnerships received all or substantially all their capital contributions as of March 31, 2009.  During the year ended March 31, 2010 the Partnership made $(846,000) of advances to Davenport, of which $408,000 was advanced from the General Partner or an affiliate to the Partnership compared to $(22,000) in advances made to Davenport during the year ended March 31, 2009.  During the year ended March 31, 2009, the Partnership paid the General Partner or an affiliate $(18,000) in accrued asset management fees compared to no asset management fees being paid during the year ended March 31, 2010.  There were no reimbursements paid to the General Partner or an affiliate during the year ended March 31, 2010 for operating expenses paid by the General Partner on behalf of the Partnership compared to $(20,000) reimbursed during the year ended March 31, 2009.  Additionally, during the year ended March 31, 2010 the Partnership paid no accrued expenses compared to March 31, 2009 when the Partnership paid $(18,000) in accrued expenses for accounting work that had been performed.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $702,000, $180,000 and $28,000 for the years ended March 31, 2010, 2009 and 2008, respectively.

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2012.

Other Matters

One Local Limited Partnership Davenport Housing VII, L.P., (“Davenport”) started construction in October 2006 and was scheduled to be completed in June 2008. Construction was delayed due to the original Local General Partner defaulting on his construction guarantee and resulting disputed mechanic liens on the property.  In November 2008, the original Local General Partner was replaced with a new Local General Partner, Shelter Resource Corporation due to restrictions implemented by the Iowa Finance Authority (“IFA”).  Subsequently with IFA’s approval the defaulting original Local General Partner was removed from the Partnership leaving Shelter Resource Corporation as the sole Local General Partner.

As of March 31, 2010 the property was 100% completed and a certificate of occupancy was granted for both buildings in December 2009.  The Partnership engaged all sub-contractors to sign new construction contracts, along with lien releases for any and all work done after their engagement.  During the year ended March 31, 2010 the Partnership voluntarily advanced $846,175 to Davenport for construction related costs.  There were no additional advances made to Davenport VII due to the fact that the Partnership has agreed to purchase the additional credits that Davenport VII was awarded, see below for the details regarding the additional Low Income Housing Tax Credits.

The project was fully completed as of March 31, 2010 and it achieved stabilized operations by June 2010.  In June of 2010 the property achieved 85% occupancy and has maintained occupancy of 80% to 90% to the date of this filing.  Davenport has been awarded state historical tax credits from the State of Iowa, federal historical credits and federal Low Income Housing Tax Credits.  The State historical credits are given in the form of a refund check from the State in conjunction with the State tax return filing.  The net amount of the check after applicable federal taxes will be contributed back to the property to help fund construction shortfalls.  Davenport was also allocated additional federal Low Income Housing Tax Credits as well as federal historical tax credits.  Upon the Limited Partners’ approval of the dispositions of Sierra Run’s and Fernwood, the Partnership will purchase the additional credits.  See the exit strategy in footnote 1 regarding the dispositions of Sierra’s Run and Fernwood.  Effective July 1, 2010 the Partnership bought $442,986 of federal historical credits for $221,471 as well as $3,282,060 of additional federal Low Income Housing Tax Credits for $2,269,180.

The Partnership filed preliminary materials to the Securities and Exchange Commission (“SEC”) on April 2, 2010 and filed definitive materials on April 15, 2010 and they were disseminated to the Limited Partners on April 15, 2010.  The definitive materials sought approval for the disposition of Sierra’s Run and Fernwood with substantially all of those proceeds being used to purchase the additional tax credits for Davenport.  On May 10, 2010 the Partnership filed additional definitive materials, which served as a reminder to the Limited Partners that all proxies had to be received by the General Partner of the Partnership by June 14, 2010.  Majority vote in favor of the dispositions was obtained on June 9, 2010.   Therefore the disposition of both Fernwood and Sierra’s Run will be recorded during the quarterly period ended June 30, 2010.

Fernwood and Sierra’s Run will complete their 15-year compliance periods in 2022; therefore there is a risk of tax credit recapture.  The maximum exposure of recapture (excluding the interest and penalties related to the recapture) is $177,508 and $170,246, respectively, for Fernwood and Sierra’s Run, which equates to $16.57 per Partnership Unit in the aggregate.  As part of the purchase agreement, the purchaser has agreed to assume all of the Partnership’s legal obligations to maintain the properties and Low Income Housing Tax Credit properties. Under the circumstances, the General Partner believes there is a reasonable expectation that each Local Limited Partnership will continue to be operated as qualified low income housing for the balance of its compliance period, and, accordingly, does not anticipate that there will be any recapture.

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total

Asset management fees	$586,896	$149,888	$149,888	$149,888	$149,888	$8,243,840	$9,430,288
Payable to Local Limited Partnerships	692,023	-	-	-	-	-	692,023
Total contractual cash obligations	$1,279,919	$149,888	$149,888	$149,888	$149,888	$8,243,840	$10,122,311

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2070. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2070. Subsequent to March 31, 2010, Fernwood and Sierra’s Run were sold and therefore have been excluded. Amounts due to the General Partner as of March 31, 2010 have been included in the 2011 column.  The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees and payables due to Local Limited Partnerships, see Notes 3 and 4 to the financial statements included elsewhere herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 13

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 13 (a California Limited Partnership) (the Partnership) as of March 31, 2010 and 2009, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2010.  The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain local limited partnerships for which investments represent $7,315,837 and $6,066,353 of the total Partnership assets as of March 31, 2010 and 2009, respectively, and $(1,748,564), $(2,254,801) and $(1,609,127) of the total Partnership loss for the years ended March 31, 2010, 2009 and 2008, respectively.  Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 13 (a California Limited Partnership) as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedules listed under Item 15(a)(2) in the index related to years above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Bethesda, Maryland
February 25, 2011

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Grove Village Limited Partnership
Portland, Oregon

We have audited the accompanying balance sheets of Grove Village Limited Partnership, owner of Grove Village Apartments, HUD Section 8 Contract Nos. TX16L00024 and TX16M000311, as of December 31, 2009, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Village Limited Partnership as of December 31, 2009 and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated March 30, 2010, on our consideration of Grove Village Limited Partnership's internal control, and reports dated March 30, 2010, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.
Metairie, Louisiana
March 30, 2010

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Grove Village Limited Partnership
Portland, Oregon

We have audited the accompanying balance sheets of Grove Village Limited Partnership, owner of Grove Village Apartments, HUD Section 8 Contract Nos. TX16L00024 and TX16M000311, as of December 31, 2008, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Village Limited Partnership as of December 31, 2008 and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated May 7, 2009, on our consideration of Grove Village Limited Partnership's internal control, and reports dated May 7, 2009, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.
Metairie, Louisiana
May 7, 2009

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Grove Village Limited Partnership
Portland, Oregon

We have audited the accompanying balance sheets of Grove Village Limited Partnership, owner of Grove Village Apartments, HUD Section 8 Contract Nos. TX16L00024 and TX16M000311, as of December 31, 2007, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Village Limited Partnership as of December 31, 2007 and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated June 30, 2008, on our consideration of Grove Village Limited Partnership's internal control, and reports dated June 30, 2008, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.
Metairie, Louisiana
June 30, 2008

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Davenport Housing VII, L.P. Davenport, Iowa

We have audited the accompanying balance sheet of Davenport Housing VII, L.P., as of December 31, 2009 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davenport Housing VII, L.P. as of December 31, 2009 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P..
Metairie, Louisiana
November 4, 2010

Child, Van Wagoner s Bradshaw, PLLC

Douglas W Child, CPA Marty D. Van Wagoner, CPA J. Russ Bradshaw, CPA William R. Denney, CPA Roger B. Kennard, CPA Scott L, Fames

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
Femwood Meadows, L.P.
Fernley, Nevada

We have audited the accompanying balance sheets of Femwood Meadows, L.P. (the Partnership), as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of Amerida and the standards of the Public Company Accounting Oversight Board (United States of America) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2009 and 2008, and the results of its operations, changes in partners' equity and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 22, 2010, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The accompanying supplemental information shown on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 22, 2010

Child, Van Wagoner s Bradshaw, PLLC

Douglas W Child, CPA Marty D. Van Wagoner, CPA J. Russ Bradshaw, CPA William R. Denney, CPA Roger B. Kennard, CPA Scott L, Fames

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
Femwood Meadows, L.P.
Fernley, Nevada

We have audited the accompanying balance sheets of Femwood Meadows, L.P. (the Partnership), as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' equity and cash flows for the year ended December 31, 2008 and the period from November 2, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of Amerida and the standards of the Public Company Accounting Oversight Board (United States of America) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The accompanying supplemental information shown on page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 25, 2009

PAILET, MEUNIER and LeBLANC L.L.P.
Certified Public Accountants
Management Consultants
INDEPENDENT AUDITOR'S REPORT

To the Partners
Crestview Housing, Ltd.
Kalispell, Montana
and
USDA Rural Development Servicing Office

Kalispell, Montana

We have audited the accompanying balance sheets of Crestview Housing, Ltd., RHS PROJECT NO. 31-015-387826946, as of December 31, 2009 and 2008 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crestview Housing, Ltd. as of December 31, 2009 and 2008 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated December 9, 2010 on our consideration of Crestview Housing, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/S/ PAILET, MEUNIER and LeBLANC L.L.P.

Metairie, Louisiana
December 9, 2010

PAILET, MEUNIER and LeBLANC L.L.P.
Certified Public Accountants
Management Consultants
INDEPENDENT AUDITOR'S REPORT

To the Partners
HEAD CIRCLE, L. P.
Ruleville, Mississippi
and
USDA Rural Development Servicing Office

Greenville, Mississippi

We have audited the accompanying balance sheets of HEAD CIRCLE, L. P., RHS PROJECT NO. 28-067-038654099, as of December 31, 2009 and 2008 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HEAD CIRCLE, L. P. as of December 31, 2009 and 2008 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2010 on our consideration of HEAD CIRCLE, L. P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/S/ PAILET, MEUNIER and LeBLANC L.L.P.

Metairie, Louisiana
January 18, 2010

PAILET, MEUNIER and LeBLANC L.L.P.
Certified Public Accountants
Management Consultants
INDEPENDENT AUDITOR'S REPORT

To the Partners
HEAD CIRCLE, L. P.
Ruleville, Mississippi
and
USDA Rural Development Servicing Office

Greenville, Mississippi

We have audited the accompanying balance sheets of HEAD CIRCLE, L. P., RHS PROJECT NO. 28-067-038654099, as of December 31, 2008 and 2007 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HEAD CIRCLE, L. P. as of December 31, 2008 and 2007 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2009 on our consideration of HEAD CIRCLE, L. P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/S/ PAILET, MEUNIER and LeBLANC L.L.P.

Metairie, Louisiana
February 6, 2009

PAILET, MEUNIER and LeBLANC L.L.P.
Certified Public Accountants
Management Consultants
INDEPENDENT AUDITOR'S REPORT

INDEPENDENT AUDITOR'S REPORT

To the Partners
Pleasant Village Limited Partnership
Portland, Oregon

We have audited the accompanying balance sheets of Pleasant Village Limited Partnership, HUD Section 8 Contract Nos. TX16L000047 and TX16M000310, as of December 31, 2009, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Village Limited Partnership, HUD Section 8 Contract Nos. TX16L000047 and TX16M000310, as of December 31, 2009 and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated April 22, 2010, on our consideration of Pleasant Village Limited Partnership's internal control, and reports dated April 22, 2010, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit

/S/ PAILET, MEUNIER and LeBLANC L.L.P.

Metairie, Louisiana
April 22, 2010

PAILET, MEUNIER and LeBLANC L.L.P.
Certified Public Accountants
Management Consultants
INDEPENDENT AUDITOR'S REPORT

INDEPENDENT AUDITOR'S REPORT

To the Partners
Pleasant Village Limited Partnership
Portland, Oregon

We have audited the accompanying balance sheets of Pleasant Village Limited Partnership, HUD Section 8 Contract Nos. TX16L000047 and TX16M000310, as of December 31, 2008, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Village Limited Partnership, HUD Section 8 Contract Nos. TX16L000047 and TX16M000310, as of December 31, 2008 and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated May 7, 2009, on our consideration of Pleasant Village Limited Partnership's internal control, and reports dated May 7, 2009, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit

/S/ PAILET, MEUNIER and LeBLANC L.L.P.

Metairie, Louisiana
May 7, 2009

PAILET, MEUNIER and LeBLANC L.L.P.
Certified Public Accountants
Management Consultants
INDEPENDENT AUDITOR'S REPORT

INDEPENDENT AUDITOR'S REPORT

To the Partners
Pleasant Village Limited Partnership
Portland, Oregon

We have audited the accompanying balance sheets of Pleasant Village Limited Partnership, HUD Section 8 Contract Nos. TX16L000047 and TX16M000310, as of December 31, 2007, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, In all material respects, the financial position of Pleasant Village Limited Partnership, HUD Section 8 Contract Nos. TX161.000047 and TX16M000310, as of December 31, 2007 and the results of Its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted In the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs Issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated July 1, 2008, on our consideration of Pleasant Village Limited Partnership's internal control, and reports dated July 1, 2008, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/S/ PAILET, MEUNIER and LeBLANC L.L.P.

Metairie, Louisiana
July 1, 2008

Child, Van Wagoners Bradshaw, PLLC

Douglas W Child, CPA Marty D. Van Wagoner, CPA J. Russ Bradshaw, CPA William R. Denney, CPA Roger B. Kennard, CPA Scott L, Fames
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
Sierra's Run L.P.
Fernley, Nevada

We have audited the accompanying balance sheets of Sierra's Run L.P. (the Partnership) as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' equity, and cash flows for the year ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards of the Public Company Accounting Oversight Board (United States of America) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 19, 2010, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose ofthat report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The accompanying supplementary information shown on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 19, 2010

Child, Van Wagoners Bradshaw, PLLC

Douglas W Child, CPA Marty D. Van Wagoner, CPA J. Russ Bradshaw, CPA William R. Denney, CPA Roger B. Kennard, CPA Scott L, Fames
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
Sierra's Run L.P.
Fernley, Nevada

We have audited the accompanying balance sheets of Sierra's Run L.P. (the Partnership) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' equity, and cash flows for the year ended December 31, 2008, and the period of March 12, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards of the Public Company Accounting Oversight Board (United States of America) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, and the period of March 12, 2007 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 26, 2009, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose ofthat report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The accompanying supplementary information shown on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 26, 2009

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

BALANCE SHEETS

	2010	2009
ASSETS
Cash and cash equivalents	$678,636	$1,522,248
Investments in Local Limited Partnerships, net (Notes 2 and 3)	10,079,132	13,242,305
Total Assets	$10,757,768	$14,764,553

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$692,220	$1,110,039
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	993,507	291,539
Total Liabilities	1,685,727	1,401,578

Partners’ equity (deficit)
General Partner	(9,037)	(4,796)
Limited Partners (25,000 Partnership Units authorized, 20,981, Partnership Units issued and outstanding)	9,081,078	13,367,771

Total Partners’ Equity (Deficit)	9,072,041	13,362,975
Total Liabilities and Partners’ Equity	$10,757,768	$14,764,553

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2010, 2009 and 2008

	For the Years Ended March 31,
	2010	2009	2008

Reporting fees	$-	$7,333	$-
Other income	-	-	7

Total operating income	-	7,333	7

Operating expenses and loss:
Amortization	68,700	68,700	57,368
Asset management fees	178,455	178,693	157,777
Asset management expenses	11,137	15,047	18,372
Accounting and legal fees	77,592	19,861	14,596
Write off of advances to a Local Limited Partnership (Note 8)	846,175	22,311	-
Impairment loss	1,169,440	80,344	-
Other	29,116	3,927	6,369

Total operating expenses and loss	2,380,615	388,883	254,482

Loss from operations	(2,380,615)	(381,550)	(254,475)

Equity in losses of Local Limited Partnerships	(1,861,108)	(2,443,000)	(1,859,713)

Interest income	789	12,187	303,809

Net loss	$(4,240,934)	$(2,812,363)	$(1,810,379)

Net loss allocated to:
General Partner	$(4,241)	$(2,812)	$(1,810)

Limited Partners	$(4,236,693)	$(2,809,551)	$(1,808,569)

Net loss per Partnership Unit	$(201.93)	$(133.91)	$(86.20)

Outstanding weighted Partnership Units	20,981	20,981	20,981

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2010, 2009 and 2008

	General Partner	Limited Partner	Total

Partners’ equity (deficit) at March 31, 2007	$(174)	$17,867,928	$17,867,754

Collection of promissory notes	-	142,085	142,085

Offering expenses	-	(24,122)	(24,122)

Net loss	(1,810)	(1,808,569)	(1,810,379)

Partners’ equity (deficit) at March 31, 2008	(1,984)	16,177,322	16,175,338

Net loss	(2,812)	(2,809,551)	(2,812,363)

Partners’ equity (deficit) at March 31, 2009	(4,796)	13,367,771	13,362,975

Syndication costs	-	(50,000)	(50,000)

Net loss	(4,241)	(4,236,693)	(4,240,934)

Partners’ equity (deficit) at March 31, 2010	$(9,037)	$9,081,078	$9,072,041

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(4,240,934)	$(2,812,363)	$(1,810,379)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	68,700	68,700	57,368
Equity in losses of Local Limited Partnerships	1,861,108	2,443,000	1,859,713
Impairment loss	1,169,440	80,344	-
Increase (decrease) in accrued expenses	-	(17,765)	9,765
Increase in accrued fees and expenses due to General Partner and affiliates	701,968	179,643	28,208

Net cash provided by (used in) operating activities	(439,718)	(58,441)	144,675

Cash flows used in investing activities:
Capital contributions paid	(407,453)	(2,135,434)	(8,511,815)
Distributions received from Local Limited Partnerships	3,559	1,000	-
Advances to Local Limited Partnerships	(846,175)	(22,311)	-
Write off of advances to Local Limited Partnerships	846,175	22,311	-

Net cash used in investing activities	(403,894)	(2,134,434)	(8,511,815)

Cash flows from financing activities:
Receipts from sales of Partnership Units	-	-	142,085
Offering expenses paid	-	-	(24,122)

Net cash provided by financing activities	-	-	117,963

Net decrease in cash and cash equivalents	(843,612)	(2,192,875)	(8,249,177)

Cash and cash equivalents, beginning of period	1,522,248	3,715,123	11,964,300

Cash and cash equivalents, end of period	$678,636	$1,522,248	$3,715,123

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS - CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

	2010	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$800	$800	$800
SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITES
The Partnership increased its investment in Local Limited Partnerships for unpaid capital contributions payable to Local Limited Partnerships	$-	$-	$2,252,595
The Partnership increased its investment in Local Limited Partnerships and decreased prepaid acquisition fees and costs	$-	$-	$910,151
The Partnership decreased its investment in Local Limited Partnerships and capital contributions payable to Local Limited Partnerships for tax credit adjusters	$10,366	$108,131	$-
The Partnership decreased its investment in Local Limited Partnerships and Limited Partners’ equity for syndication costs	$50,000	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 13, a California Limited Partnership (the “Partnership”), was formed on February 7, 2005 under the laws of the State of California, and commenced operations on December 14, 2005. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the “Local Limited Partnerships”) which owns multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC National Partners, LLC (the “General Partner”.)  The general partner of the General Partner is WNC & Associates, Inc. (“Associates”).  The chairman and the president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership and General Partner have no employees of their own.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit.  The required minimum offering amount of $1,400,000 was achieved by December 14, 2005.  As of March 31, 2006, subscriptions for 7,691 Partnership Units had been accepted by the Partnership.  As of March 31, 2007 total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits.  The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.  This offering was closed on September 21, 2006.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

An investment in the Partnership and the Partnership’s investments in Local Limited Partnerships and their Housing Complexes are subject to risks.  These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership’s investments. Some of those risks include the following:

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction.  Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives.  Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years (the “Compliance Period”), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations.  Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2012.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs are completing their Compliance Periods.

With that in mind, as of March 31, 2010 except as indicated below, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have satisfied the IRS compliance requirements.  Once the Housing Complexes have satisfied the IRS compliance requirements, the review will take into many consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner at its discretion.

During the year ended March 31, 2010, on December 24, 2009, the Partnership identified two Local Limited Partnerships, Fernwood Meadows, L.P. (“Fernwood”) and Sierra’s Run, L.P. (“Sierra’s Run”) for disposition in order to generate sufficient equity to complete the purchase of Davenport Housing VII, L.P.  (See footnote 3 to the financial statements.) The Partnership’s net investment balances in Fernwood and Sierra’s Run were $1,904,702 and $1,805,558, respectively, as of December 31, 2009.  Accordingly, the Partnership would recognize a loss on the sale of Local Limited Partnerships in the amount of approximately $881,000 if the sales are approved by the Limited Partners.  As the outcome of the vote was unknown at the time the December 31, 2009 Form 10Q was filed, an $881,000 impairment loss was recorded during the quarter then ended. Subsequent to March 31, 2010, Fernwood and Sierra’s Run were sold. The approval of the Limited Partners was sought as the transfers were to a limited partnership that is affiliated with the Partnership.  Fernwood and Sierra’s Run were sold for an aggregate purchase price of $2,829,428.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership filed preliminary materials to the Securities and Exchange Commission (“SEC”) on April 2, 2010 and filed definitive materials on April 15, 2010 and they were disseminated to the Limited Partners on April 15, 2010.  The definitive materials sought approval for the disposition of Sierra’s Run and Fernwood with substantially all of those proceeds being used to purchase the additional credits for Davenport.  On May 10, 2010 the Partnership filed additional definitive materials, which served as a reminder to the Limited Partners that all proxies had to be received by the General Partner of the Partnership by June 14, 2010.  Majority vote in favor of the dispositions was obtained on June 9, 2010.   Therefore the disposition of both Fernwood and Sierra’s Run will be recorded during the quarterly period ended June 30, 2010.

Fernwood and Sierra’s Run will complete their 15-year compliance periods in 2022; therefore there is a risk of tax credit recapture.  The maximum exposure of recapture (excluding the interest and penalties related to the recapture) is $177,508 and $170,246, respectively, for Fernwood and Sierra’s Run, which equates to $16.57 per Partnership Unit in the aggregate.  Under the circumstances, the General Partner believes there is a reasonable expectation that each Local Limited Partnership will continue to be operated as qualified low income housing for the balance of its compliance period, and, accordingly, does not anticipate that there will be any recapture.

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 27.5 years. (See Notes 2 and 3 to the financial statements)

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to Partnership is not recognized to the extent that the investment balance would be adjusted below zero.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. A VIE is a legalstructure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE.  However, management does not consolidate the Partnership’s interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2010 and 2009, the Partnership had cash equivalents of $319,375 and $1,484,626, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Net Loss Per Partnership Unit

Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average Partnership Units outstanding during the period.  Calculation of diluted net loss per Partnership Unit is not required.

Concentration of Credit Risk

At March 31, 2010 and 2009, the Partnership maintained cash and cash equivalent balances at certain financial institutions in excess of the federally insured maximum.  The Partnership believes it is not exposed to any significant financial risk on cash.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2010, 2009, and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships.  The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships.  Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization

Acquisition fees and costs included in investments in Local Limited Partnerships are being amortized over 27.5 years using the straight-line method. Amortization expense for the years ended March 31, 2010, 2009 and 2008 was $68,700, $68,700 and $57,368, respectively. Future estimated amortization expense for each of the years through March 31, 2015 is $68,700.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the years ended March 31, 2010, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was $1,169,440, $80,344 and $0, respectively.  The Partnership also evaluates its intangibles for impairment in connection with its investment in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During each of the years ended March 31, 2010, 2009 and 2008, there was no impairment loss recorded on the related intangibles.

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance will have no material impact on the Partnership’s financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2010, 2009, and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009 and did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and did not have any impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2010, 2009, and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In June 2009, the FASB issued the Accounting Standards Codification (Codification).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies.  The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2010 and 2009 the Partnership has acquired limited partnership interests in 10 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 647 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities.  Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2010 and 2009 is approximately $22,000 and  $1,893,000 greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnerships financial statements.

At March 31, 2010, the investment account in one of the Local Limited Partnerships has reached a zero balance. Consequently, a portion of the Partnerships estimate of its share of losses for the years ended March 31, 2010, 2009 and 2008, amounting to approximately $2,000, $0 and $0, respectively, have not been recognized.  As of March 31, 2010, the aggregate share of net losses not recognized by the Partnership amounted to $2,000.

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the years ended March 31, 2010, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was $1,169,440, $80,344 and $0, respectively.  The Partnership also evaluates its intangibles for impairment in connection with its investment in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During each of the years ended March 31, 2010, 2009 and 2008, there was no impairment loss recorded on the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2010, 2009, and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

	For the Years Ended March 31,
	2010	2009	2008
Investments per balance sheet, beginning of period	$13,242,305	$15,943,480	$8,726,771
Investments purchased and paid	-	-	5,970,905
Additions to capital contributions payable	-	-	2,252,595
Distributions received from Local Limited Partnerships	(3,559)	(1,000)	-
Equity in losses of Local Limited Partnerships	(1,861,108)	(2,443,000)	(1,859,713)
Tax credit adjustments	(10,366)	(108,131)	139
Impairment loss	(1,169,440)	(80,344)	-
Syndication costs	(50,000)	-	-
Capitalized acquisition cost and fees	-	-	910,151
Amortization of acquisition fees and costs	(68,664)	(68,664)	(57,332)
Amortization of warehouse interest and costs	(36)	(36)	(36)

Investments per balance sheet, end of period	$10,079,132	$13,242,305	$15,943,480

	For the Years Ended March 31,
	2010	2009	2008

Investments in Local Limited Partnerships, net	$8,406,438	$11,500,911	$14,133,386
Acquisition fees and costs, net of accumulated amortization of $216,495, $147,831and $79,167	1,671,795	1,740,459	1,809,123
Warehouse interest and costs, net of accumulated amortization of $140, $104 and $68	899	935	971
Investments per balance sheet, end of period	$10,079,132	$13,242,305	$15,943,480

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2010, 2009, and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

COMBINED CONDENSED BALANCE SHEETS

	2009	2008
ASSETS

Buildings and improvements, net of accumulated depreciation of $7,838,000 and $5,943,000	$46,724,000	$42,344,000
Construction in progress	-	4,529,000
Land	2,371,000	2,370,000
Other assets	2,257,000	1,882,000
Total Assets	$51,352,000	$51,125,000

LIABILITIES

Mortgage and construction loans payable	$25,260,000	$21,573,000
Due to related parties	5,538,000	8,136,000
Other liabilities	2,609,000	2,059,000
Total Liabilities	33,407,000	31,768,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 13	10,057,000	11,349,000
Other partners	7,888,000	8,008,000
Total Partners’ Equity	17,945,000	19,357,000
Total Liabilities and Partners’ Equity	$51,352,000	$51,125,000

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2009	2008	2007

Revenues	$4,617,000	$4,516,000	$3,426,000

Expenses:
Operating expenses	3,468,000	3,847,000	2,926,000
Interest expense	1,137,000	1,219,000	1,446,000
Depreciation and amortization	1,926,000	1,894,000	914,000

Total expenses	6,531,000	6,960,000	5,286,000

Net loss	$(1,914,000)	$(2,444,000)	$(1,860,000)

Net loss allocable to the Partnership	$(1,914,000)	$(2,443,000)	$(1,860,000)

Net loss recorded by the Partnership	$(1,861,000)	$(2,443,000)	$(1,860,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2010, 2009, and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

Troubled Housing Complex

One Local Limited Partnership Davenport Housing VII, L.P., (“Davenport”) started construction in October 2006 and was scheduled to be completed in June 2008. Construction was delayed due to the original Local General Partner defaulting on his construction guarantee and resulting disputed mechanic liens on the property.  In November 2008, the original Local General Partner was replaced with a new Local General Partner, Shelter Resource Corporation due to restrictions implemented by the Iowa Finance Authority (“IFA”).  Subsequently with IFA’s approval the defaulting original Local General Partner was removed from the Partnership leaving Shelter Resource Corporation as the sole Local General Partner.

As of March 31, 2010 the property was 100% completed and a certificate of occupancy was granted for both buildings in December 2009.  The Partnership engaged all sub-contractors to sign new construction contracts, along with lien releases for any and all work done after their engagement.  During the year ended March 31, 2010 the Partnership voluntarily advanced $846,175 to Davenport for construction related costs.  There were no additional advances made to Davenport VII due to the fact that the Partnership has agreed to purchase the additional credits that Davenport VII was awarded, see below for the details regarding the additional Low Income Housing Tax Credits.

The project was fully completed as of March 31, 2010 and it achieved stabilized operations by June 2010.  In June of 2010 the property achieved 85% occupancy and has maintained occupancy of 80% to 90% to the date of this filing.  Davenport has been awarded state historical tax credits from the State of Iowa, federal historical credits and federal Low Income Housing Tax Credits.  The State historical credits are given in the form of a refund check from the State in conjunction with the State tax return filing.  The net amount of the check after applicable federal taxes will be contributed back to the property to help fund construction shortfalls.  Davenport was also allocated additional federal Low Income Housing Tax Credits as well as federal historical tax credits.  Upon the Limited Partners’ approval of the dispositions of Sierra Run’s and Fernwood, the Partnership will purchase the additional credits.  See the exit strategy in footnote 1 regarding the dispositions of Sierra’s Run and Fernwood.  Effective July 1, 2010 the Partnership bought $442,986 of federal historical credits for $221,471 as well as $3,282,060 of additional federal Low Income Housing Tax Credits for $2,269,180.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  As of March 31, 2010 and 2009, the Partnership had incurred cumulative acquisition fees of $1,468,670 which were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $168,393 and $114,985, as of March 31, 2010 and 2009, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2010, 2009, and 2008

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships.  As of March 31, 2010 and 2009, the Partnership incurred cumulative acquisition costs of $419,620 which were included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $48,102 and $32,846, as of March 31, 2010 and 2009, respectively.

A selling commission of 7% of the net proceeds from the sale of the Partnership Units which was paid to WNC Capital Corp., an affiliate of the General Partner. WNC Capital Corp. then paid the commissions to non-affiliated broker dealers for the sale of the Partnership Units. For all periods presented the Partnership had incurred cumulative selling commissions of $1,453,084.

A non-accountable organization and offering and underwriting expense reimbursement, collectively equal to 4% of the gross proceeds from the sale of the Partnership Units and a dealer manager fee equal to 2% of the gross proceeds from the sale of the Partnership Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership.  For all periods presented the Partnership incurred cumulative non-accountable organization and offering and underwriting expense reimbursement costs collectively totaling $839,240 and dealer manager fees totaling $419,620. All other organizational and offering expenses, inclusive of the non-accountable organization and offering and underwriting expense reimbursement, and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Partnership Units.

Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership.  “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Management fees of $178,455, $178,693 and $157,777 were incurred during the years ended March 31, 2010, 2009 and 2008, respectively, of which $0, $18,000 and $129,436, was paid during the years ended March 31, 2010, 2009 and 2008, respectively.

The Partnership will reimburse the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0, $19,886 and $28,306 during the years ended March 31, 2010, 2009 and 2008, respectively.

The Partnership received $408,170 in cash advances from the General Partner or an affiliate during the year ended March 31, 2010.  The advances were then in turn advanced to a troubled Local Limited Partnership, Davenport VII.

A subordinated disposition fee will be paid in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.  No disposition fees have been incurred for the three years presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2010, 2009, and 2008

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

	March 31,
	2010	2009
Asset management fee payable	$437,007	$258,552
Reimbursements for expenses paid by the General Partner or an affiliate	148,330	32,987
Advances from the General Partner or an affiliate	408,170	-

Total	$993,507	$291,539

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2012.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances. During the years ended March 31, 2010, 2009 and 2008, payables to Local Limited Partnerships were increased (reduced) for tax credit adjusters in the amounts of $(10,366), $(108,131) and  $139, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2010, 2009, and 2008

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2010

Income	$-	$-	$-	$-

Operating expenses	(517,000)	(474,000)	(1,122,000)	(268,000)

Loss from operations	(517,000)	(474,000)	(1,122,000)	(268,000)

Equity in losses of Local Limited Partnerships	(611,000)	(611,000)	(585,000)	(54,000)

Interest income	1,000	-	-	-

Net loss	$(1,127,000)	$(1,085,000)	$(1,707,000)	$(322,000)

Net loss available to Limited Partners	$(1,126,000)	$(1,084,000)	$(1,705,000)	$(322,000)

Net loss per Partnership Unit	$(54)	$(52)	$(81)	$(15)

	June 30	September 30	December 31	March 31

2009

Income	$2,000	$6,000	$-	$-

Operating expenses	(148,000)	(74,000)	(73,000)	(94,000)

Loss from operations	(146,000)	(68,000)	(73,000)	(94,000)

Equity in losses of Local Limited Partnerships	(611,000)	(611,000)	(611,000)	(610,000)

Interest income	3,000	8,000	1,000	-

Net loss	$(754,000)	$(671,000)	$(683,000)	$(704,000)

Net loss available to Limited Partners	$(754,000)	$(671,000)	$(682,000)	$(703,000)

Net loss per Partnership Unit	$(36)	$(32)	$(33)	$(34)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2010, 2009, and 2008

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

2008	June 30	September 30	December 31	March 31

Income	$-	$-	$-	$-

Operating expenses	(47,000)	(68,000)	(68,000)	(71,000)

Loss from operations	(47,000)	(68,000)	(68,000)	(71,000)

Equity in losses of Local Limited Partnerships	(454,000)	(460,000)	(473,000)	(473,000)

Interest income	119,000	97,000	64,000	24,000

Net loss	$(382,000)	$(431,000)	$(477,000)	$(520,000)

Net loss available to Limited Partners	$(382,000)	$(430,000)	$(477,000)	$(520,000)

Net loss per Partnership Unit	$(18)	$(20)	$(23)	$(25)

NOTE 6 –ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the years ended March 31, 2010, 2009 and 2008, the Partnership voluntarily advanced $846,175, $22,311 and  $0  to one Local Limited Partnership in which the Partnership is a limited partner.  The Local Limited Partnership has been experiencing construction issues. The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

NOTE 7 – SUBSEQUENT EVENTS

An additional advance was made subsequent to March 31, 2010, to another Local Limited Partnership, Grove Village, L.P., in the amount of $357,308.  The Partnership has outstanding capital contributions in the amount of $456,438 owing to Grove Village but certain benchmarks that needed to be achieved to pay the capital contribution had not been met.  Therefore, the Partnership voluntarily advanced the capital contributions and reflected the payment as an advance.  Subsequently when the benchmarks have been met by Grove Village the Partnership will reclassify the advance and reduce the outstanding capital contributions by the $357,308.

Subsequent to March 31, 2010, the Partnership filed preliminary materials to the Securities and Exchange Commission (“SEC”) on April 2, 2010 and filed definitive materials on April 12, 2010 and they were disseminated to the Limited Partners on April 15, 2010.  The definitive materials seek approval for the disposition of Sierra’s Run and Fernwood to a limited partnership that is affiliated with the Partnership. The proceeds will be used to purchase the additional credits for Davenport with an effective date of the sale to be February 12, 2010.  On May 10, 2010 the Partnership filed additional definitive materials, which served as a reminder to the Limited Partners that all proxies had to be received by the General Partner of the Partnership by June 14, 2010.  Majority vote in favor of the dispositions was obtained on June 9, 2010. Therefore the disposition of both Fernwood and Sierra’s Run will be recorded during the quarterly period ended June 30, 2010.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

As of the end of the periods covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the periods covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership’s periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership’s inability to file its periodic reports in a timely manner.

Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership’s periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership’s periodic reports.

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2010. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership’s receipts and expenditures are being made only in accordance with authorization of the management of Associates; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31 2010. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information.  Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own.  The business of the Partnership is conducted primarily through Associates.  Associates is a California corporation which was organized in 1971.  The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President and Chief Executive Officer
Michael J. Gaber	Chief Operating Officer and Executive Vice President
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President - Originations
Melanie R. Wenk	Vice President – Accounting and Finance - Chief Financial Officer
Thomas J. Hollingsworth	Vice President – Portfolio Management
Paula Hall	Vice President – Asset Management
Christine A. Cormier	Vice President – Fund Management
Gregory S. Hand	Vice President – Acquisitions
Kelly Henderson	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 79, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 47, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank and the New York State Association for Affordable Housing, the Board of Trustees of NHC, and the Tax Policy Council of the National Trust for Historic Preservation.  He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 44, is Chief Operating Officer, an Executive Vice President, chair of the Acquisition Committee and oversees the Property Acquisition and Investment Management groups of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance.

David N. Shafer, age 58, is an Executive Vice President, chair of the Portfolio Disposition Committee, a member of the Acquisition Committee and oversees the New Markets Tax Credit group of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Laws degree in Taxation.

Darrick Metz, age 40, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in Tax Credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of Tax Credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Melanie R. Wenk, age 42, is Vice President – Accounting and Finance – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Thomas J. Hollingsworth, age 59, is Vice President – Portfolio Management, a member of the Acquisition Committee, and oversees the portfolio management group of WNC & Associates, Inc. Mr. Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for over 28 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Paula Hall, age 44, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Christine A. Cormier, age 52, is Vice President – Fund Management, a member of the Placement Committee and the Disposition Committee, and oversees the fund management group of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Gregory S. Hand, age 47, is Vice President – Acquisitions and oversees the property underwriting activities of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national Tax Credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Kelly Henderson, Esq., age 38, is Vice President – Acquisitions and oversees the property underwriting activities of the New York City office of WNC & Associates, Inc. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national Tax Credit syndicator.  Ms. Henderson has been underwriting Tax Credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science, and from the New England School of Law in 1996 with a Juris Doctor degree.  She is licensed to practice law in the States of New York and Massachusetts.

Thomas F. Maxwell, age 59, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the Tax Credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national Tax Credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English, and from Boston University in 1980 with a Master of Business Administration degree.

Kay L. Cooper, age 73, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 47, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(g)	Involvement in Certain Legal Proceedings

None.

(h)	Promoters and Control Persons

Inapplicable.

(i)	Audit Committee Financial Expert, and (i) Identification of the audit Committee

Neither the Partnership nor Associates has an audit committee.

(j)	Changes to Nominating Procedures

Inapplicable.

(k)	Compliance With Section 16(a) of the Exchange Act

None.

(l)	Code of Ethics

Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates.  The Code of Ethics will be provided without charge to any person who requests it.  Such requests should be directed to:  Investor Relations at (714)662-5565 extension 187.

Item 11.  Executive Compensation

The General Partner and its affiliates are not permitted under Section 5.6 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement.  The compensation and other economic benefits to the General Partner and its affiliates provided for in the Agreement are summarized below.

(a)  Compensation for Services

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliates shall receive from the Partnership an annual Asset Management Fee in an amount not to exceed 0.5% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving Government Assistance.  "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Fees of $178,455, $178,693 and $157,777, were incurred during the years ended March 31, 2010, 2009 and 2008, respectively, of which $0, $18,000 and $129,436, was paid for the years ended March 31, 2010, 2009 and 2008, respectively.

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

(b)  Operating Expenses

Reimbursement to a General Partner or any of its Affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report).  The Agreement defines “Operating Cash Expenses” as

“ . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $148,330, $32,987 and $14,037, for the years ended March 31, 2010, 2009 and 2008, respectively.  The Partnership reimbursed the General Partner or its affiliates for operating expenses of $0, $19,886 and $28,306, during the years ended March 31, 2010, 2009 and 2008, respectively.

(c)   Interest in Partnership

The General Partner receives .10% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,898, $1,796 and $904 for the years ended December 31, 2009, 2008 and 2007, respectively.  The General Partner is also entitled to receive .10% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2010, 2009 and 2008.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions of cash to the General Partner during the years ended March 31, 2010, 2009 and 2008.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)
The General Partner manages all of the Partnership's affairs.  The transactions with the General Partner are    primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2010	2009

Audit Fees	$63,573	$-
Audit-related Fees	-	-
Tax Fees	3,035	2,890
All Other Fees	-	-
TOTAL	$66,608	$2,890

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)           List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2010 and 2009
Statement of Operations for the years ended in March 31, 2010, 2009 and 2008
Statement of Partners’ Equity (Deficit) for the year ended in March 31, 2010, 2009 and 2008
Statement of Cash Flows for the years ended in March 31, 2010, 2009 and 2008
Notes to Financial Statements

(a)(2)           List of Financial statement schedules:

Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)           Exhibits

3.1	Agreement of Limited Partnership dated February 7, 2005 filed in the Post-Effective Amendment No. 1 on July 11, 2006 is hereby incorporated herein by reference as exhibit3.1

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1	Amended and Restated Agreement of Limited Partnership of Head Circle, L.P. filed on Form 8-K on July 5, 2006 is hereby incorporated herein as exhibit 99.1.

99.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of Head Circle, L.P. filed on Form 8-K on July 5, 2006 is hereby incorporated herein as exhibit 99.2

99.3	Amended and Restated Agreement of Limited Partnership of FDI-Country Square, Ltd. filed on Form 8-K on July 5, 2006 is hereby incorporated herein as exhibit 99.3.

99.4	First Amendment to the Amended and Restated Agreement of Limited Partnership of FDI-Country Square, Ltd., filed on Form 8-K on July 5, 2006 is hereby incorporated herein as exhibit 99.4.

99.5	Amended and Restated Agreement of Limited Partnership of FDI-Park Place, Ltd., filed on Form 8-K on July 5, 2006 is hereby incorporated herein as exhibit 99.5.

99.6	First Amendment to the Amended and Restated Agreement of Limited Partnership of FDI-Park Place, Ltd., filed on Form 8-K on July 5, 2006 is hereby incorporated herein as exhibit 99.6.

99.7	Amended and Restated Agreement of Limited Partnership of Grove Village Limited Partnership filed on Form 8-K on September 28, 2006 is hereby incorporated herein as exhibit 99.7.

99.8	Amended and Restated Agreement of Limited Partnership of Pleasant Village Limited Partnership filed on Form 8-K on September 28, 2006 is hereby incorporated herein as exhibit 99.8.

99.9	Third Amended and Restated Agreement of Limited Partnership of Davenport Housing VII, L.P. filed on Form 8-K on June 19, 2007 is hereby incorporated herein as exhibit 99.9.

99.10	Amended and Restated Agreement of Limited Partnership of Sierra’s Run Limited Partnership filed on Form 8-K on October 4, 2007 is hereby incorporated herein as exhibit 99.10.

99.11	Amended and Restated Agreement of Limited Partnership of Crestview Housing Limited Partnership filed on Form 8-K on October 11, 2007 is hereby incorporated herein as exhibit 99.11.

99.12	Amended and Restated Agreement of Limited Partnership of Fernwood Meadows Limited Partnership filed on Form 8-K on October 31, 2007 is hereby incorporated herein as exhibit 99.12.

99.13	Financial Statements of Grove Village, L.P., for the years ended December 31, 2007, 2008 and 2009 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership.

99.14	Financial Statements of Pleasant Village, L.P., for the years ended December 31, 2008 and 2007 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership.

99.15
Financial Statements of Davenport Housing VII, L.P. for the years ended December 31, 2009, 2008 and 2007 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership.

WNC Housing Tax Credit Fund VI, L.P., Series 13
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
		As of March 31, 2010		Initial Cost to Partnership			As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value
909 4th YMCA, L.P.	Seattle, Washington	$ 508,000	$ 508,000	$ -	$ 16,649,000	$ -	$ -	$ -	$16,649,000	$3,710,000	$12,939,000

Crestview Housing, L.P.	Bigfork, Montana	1,973,000	1,880,000	215,000	2,474,000	-	721,000	215,000	2,474,000	123,000	2,566,000

Davenport Housing VII, L.P.	Davenport, Iowa	2,253,000	2,253,000	50,000	6,231,000	-	2,790,000	50,000	6,231,000	13,000	6,268,000

FDI-Country Square, LTD.	Lone Star, Texas	605,000	605,000	18,000	1,359,000	8,000	661,000	18,000	1,367,000	145,000	1,240,000

FDI-Park Place, LTD.	Bellville, Texas	758,000	758,000	50,000	2,023,000	14,000	1,161,000	50,000	2,037,000	163,000	1,924,000

Fernwood Meadows, L.P. (1)	Fernley, Nevada	2,013,000	2,013,000	140,000	2,991,000	8,000	1,131,000	140,000	2,999,000	140,000	2,999,000

Grove Village, L.P.	Dallas, Texas	3,043,000	2,587,000	877,000	9,625,000	116,000	8,132,000	877,000	9,741,000	1,641,000	8,977,000

Head Circle, L.P.	Ruleville, Mississippi	464,000	464,000	54,000	1,914,000	-	1,448,000	54,000	1,914,000	386,000	1,582,000

Pleasant Village, L.P.	Dallas, Texas	2,850,000	2,708,000	811,000	8,690,000	146,000	8,850,000	812,000	8,835,000	1,407,000	8,240,000

Sierra’s Run, L.P. (1)	Fernley, Nevada	1,932,000	1,932,000	155,000	2,311,000	4,000	366,000	155,000	2,315,000	110,000	2,360,000
		$16,399,000	$15,708,000	$2,370,000	$54,267,000	$296,000	$25,260,000	$2,371,000	$54,562,000	$7,838,000	$49,095,000

(1)           This Local Limited Partnership was sold subsequent to March 31, 2010.

WNC Housing Tax Credit Fund VI, L.P., Series 13
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
	For the Year Ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

909 4th YMCA, L.P.	$ 597,000	$ (74,000)	2006	Completed	40

Crestview Housing, L.P.	118,000	(50,000)	2007	Completed	40

Davenport Housing VII, L.P. (2)	-	(52,000)	2007	Completed	40

FDI-Country Square, LTD.	112,000	(10,000)	2006	Completed	40

FDI-Park Place, LTD.	175,000	(30,000)	2006	Completed	40

Fernwood Meadows, L.P. (1)	193,000	(32,000)	2007	Completed	40

Grove Village, L.P.	1,532,000	(890,000)	2006	Completed	27.5

Head Circle, L.P.	257,000	(63,000)	2006	Completed	27.5

Pleasant Village, L.P.	1,380,000	(656,000)	2006	Completed	27.5

Sierra’s Run, L.P. (1)	134,000	(57,000)	2007	Completed	40
	$ 4,498,000	$ (1,914,000)

(1)	This Local Limited Partnership was sold subsequent to March 31, 2010.

(2)	The Local Limited Partnership completed construction during December of 2009.

WNC Housing Tax Credit Fund VI, L.P., Series 13
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
		As of March 31, 2009		Initial Cost to Partnership			As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value
909 4th YMCA, L.P.	Seattle, Washington	$508,000	$508,000	$ -	$16,649,000	$ -	$ -	$ -	$16,649,000	$3,329,000	$13,320,000

Crestview Housing, L.P.	Bigfork, Montana	1,973,000	1,874,000	215,000	2,474,000	-	727,000	215,000	2,474,000	57,000	2,632,000

Davenport Housing VII, L.P.	Davenport, Iowa	2,253,000	2,253,000	50,000	4,529,000	-	1,900,000	50,000	4,529,000	-	4,579,000

FDI-Country Square, LTD.	Lone Star, Texas	605,000	605,000	18,000	1,359,000	8,000	675,000	18,000	1,367,000	101,000	1,284,000

FDI-Park Place, LTD.	Bellville, Texas	758,000	758,000	50,000	2,023,000	6,000	1,176,000	50,000	2,029,000	111,000	1,968,000

Fernwood Meadows, L.P. (1)	Fernley, Nevada	2,023,000	1,921,000	140,000	2,991,000	-	1,138,000	140,000	2,990,000	62,000	3,068,000

Grove Village, L.P.	Dallas, Texas	3,043,000	2,587,000	877,000	9,625,000	104,000	8,186,000	877,000	9,729,000	1,044,000	9,562,000

Head Circle, L.P.	Ruleville, Mississippi	464,000	464,000	54,000	1,914,000	-	1,461,000	54,000	1,914,000	289,000	1,679,000

Pleasant Village, L.P.	Dallas, Texas	2,850,000	2,423,000	811,000	8,690,000	238,000	5,942,000	811,000	8,824,000	902,000	8,733,000

Sierra’s Run, L.P. (1)	Fernley, Nevada	1,932,000	1,907,000	155,000	2,311,000	-	368,000	155,000	2,311,000	48,000	2,418,000
		$16,409,000	$15,300,000	$2,370,000	$52,565,000	$356,000	$21,573,000	$2,370,000	$52,816,000	$5,943,000	$49,243,000

(1) This Local Limited Partnership has been identified for sale as of December 24, 2009.

WNC Housing Tax Credit Fund VI, L.P., Series 13
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
	For the Year Ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

909 4th YMCA, L.P.	$ 595,000	$ (96,000)	2006	Completed	40

Crestview Housing, L.P.	136,000	(59,000)	2007	Completed	40

Davenport Housing VII, L.P.	-	-	2007	Construction	-

FDI-Country Square, LTD.	97,000	(21,000)	2006	Completed	40

FDI-Park Place, LTD.	176,000	(12,000)	2006	Completed	40

Fernwood Meadows, L.P. (1)	208,000	19,000	2007	Completed	40

Grove Village, L.P.	1,519,000	(1,103,000)	2006	Completed	27.5

Head Circle, L.P.	247,000	(45,000)	2006	Completed	27.5

Pleasant Village, L.P.	1,333,000	(1,101,000)	2006	Completed	27.5

Sierra’s Run, L.P. (1)	123,000	(25,000)	2007	Completed	40
	$ 4,434,000	$ (2,443,000)

(1) This Local Limited Partnership has been identified for sale as of December 24, 2009.

WNC Housing Tax Credit Fund VI, L.P., Series 13
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008
		As of March 31, 2008		Initial Cost to Partnership			As of December 31, 2007
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

909 4th YMCA, L.P.	Seattle, Washington	$508,000	$508,000	$ -	$16,649,000	$ -	$ -	$ -	$16,649,000	$2,949,000	$13,700,000

Crestview Housing, L.P.	Bigfork, Montana	1,973,000	400,000	215,000	1,927,000	-	1,765,000	215,000	1,927,000	13,000	2,129,000

Davenport Housing VII, L.P.	Davenport, Iowa	2,253,000	1,974,000	50,000	3,556,000	-	1,140,000	50,000	3,556,000	-	3,606,000

FDI-Country Square, LTD.	Lone Star, Texas	628,000	508,000	18,000	1,359,000	-	742,000	18,000	1,359,000	57,000	1,320,000

FDI-Park Place, LTD.	Bellville, Texas	801,000	704,000	50,000	2,023,000	-	1,189,000	50,000	2,023,000	60,000	2,013,000

Fernwood Meadows, L.P. (1)	Fernley, Nevada	2,023,000	1,821,000	140,000	1,380,000	46,000	1,145,000	140,000	1,426,000	6,000	1,560,000

Grove Village, L.P.	Dallas, Texas	3,043,000	2,587,000	877,000	9,625,000	-	6,180,000	877,000	9,625,000	438,000	10,064,000

Head Circle, L.P.	Ruleville, Mississippi	464,000	464,000	54,000	1,914,000	-	1,474,000	54,000	1,914,000	192,000	1,776,000

Pleasant Village, L.P.	Dallas, Texas	2,850,000	2,423,000	811,000	8,690,000	-	6,000,000	811,000	8,690,000	376,000	9,125,000

Sierra’s Run, L.P. (1)	Fernley, Nevada	1,974,000	1,777,000	198,000	2,024,000	-	371,000	198,000	2,024,000	11,000	2,211,000
		$16,517,000	$13,166,000	$2,413,000	$49,147,000	$46,000	$20,006,000	$2,413,000	$49,193,000	$4,102,000	$47,504,000

(1) This Local Limited Partnership has been identified for sale as of December 24, 2009.

WNC Housing Tax Credit Fund VI, L.P., Series 13
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008
	For the Year Ended December 31, 2007
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

909 4th YMCA, L.P.	$ 580,000	$ (113,000)	2006	Completed	40

Crestview Housing, L.P.	69,000	(23,000)	2007	Construction	40

Davenport Housing VII, L.P.	-	-	2007	Construction	-

FDI-Country Square, LTD.	52,000	(53,000)	2006	Completed	40

FDI-Park Place, LTD.	130,000	(61,000)	2006	Completed	40

Fernwood Meadows, L.P. (1)	19,000	(17,000)	2007	Construction	40

Grove Village, L.P.	1,085,000	(698,000)	2006	Completed	27.5

Head Circle, L.P.	236,000	(89,000)	2006	Completed	27.5

Pleasant Village, L.P.	1,002,000	(801,000)	2006	Completed	27.5

Sierra’s Run, L.P. (1)	88,000	(5,000)	2007	Construction	40
	$ 3,261,000	$ (1,860,000)

(1)	This Local Limited Partnership has been identified for sale as of December 24, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

By:           WNC National Partners, LLC
General Partner

By:          /s/ Wilfred N. Cooper, Jr.
               Wilfred N. Cooper, Jr.,
               President of WNC & Associates, Inc.

Date: February 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: February 25, 2011

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: February 25, 2011

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: February 25, 2011

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: February 25, 2011