Form 10-Q
period 2010-06-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2011-04-29
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 000-52841

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

California	20-2355224
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle
Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip Code)

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2010 and March 31, 2010	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2010 and 2009	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 20010	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2010 and 2009	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	19

Item 4T.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Removed and Reserved)	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2010	March 31, 2010
ASSETS

Cash and cash equivalents	$3,089,895	$678,636
Advances to Local Limited Partnerships (Note 4)	413,665	-
Investments in Local Limited Partnerships, net (Notes 2 and 3)	6,884,309	10,079,132

Total Assets	$10,387,869	$10,757,768

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$692,023	$692,220
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	1,117,877	993,507

Total Liabilities	1,809,900	1,685,727

Partners’ Equity ( Deficit):
General Partner	(9,531)	(9,037)
Limited Partners (25,000 Partnership Units authorized;
20,981 Partnership Units issued and outstanding)	8,587,500	9,081,078

Total Partners’ Equity (Deficit)	8,577,969	9,072,041

Total Liabilities and Partners’ Equity (Deficit)	$10,387,869	$10,757,768

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
	Three Months	Three Months

Reporting fees	$157	$-

Operating expenses and loss:
Amortization (Note 2)	17,175	17,175
Asset management fees (Note 3)	37,472	44,613
Legal and accounting fees	88,838	11,509
Impairment loss (Note 2)	82,672	288,607
Asset management expenses	1,727	2,544
Write off of advances to Local Limited Partnerships (Note 4)	-	150,000
Other	4,619	2,093

Total operating expenses and loss	232,503	516,541

Loss from operations	(232,346)	(516,541)

Equity in losses of Local
Limited Partnerships (Note 2)	(347,141)	(610,750)

Gain on Sale of Local
Limited Partnerships (Note 1)	85,349	-

Interest income	66	422

Net loss	$(494,072)	$(1,126,869)

Net loss allocated to:
General Partner	$(494)	$(1,127)

Limited Partners	$(493,578)	$(1,125,742)

Net loss per Partnership Unit	$(24)	$(54)

Outstanding weighted Partnership Units	20,981	20,981

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(9,037)	$9,081,078	$9,072,041

Net loss	(494)	(493,578)	(494,072)

Partners’ equity (deficit) at June 30, 2010	$(9,531)	$8,587,500	$8,577,969

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(494,072)	$(1,126,869)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	17,175	17,175
Equity in losses of Local Limited Partnerships	347,141	610,750
Impairment loss	82,672	288,607
Gain on sale of investments in Local Limited Partnerships	(85,349)	-
Increase in accrued fees and expenses due to
General Partner and affiliates	124,370	60,759

Net cash used in operating activities	(8,063)	(149,578)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	-	(66,934)
Proceeds from sale of investments in Local Limited Partnerships	2,829,428	-
Distributions received from Local Limited Partnerships	3,559	-
Advances to Local Limited Partnerships	(413,665)	(150,000)
Write off of advances to Local Limited Partnerships	-	150,000

Net cash provided by (used in) investing activities	2,419,322	(66,934)

Net increase (decrease) in cash and cash equivalents	2,411,259	(216,512)

Cash and cash equivalents, beginning of period	678,636	1,522,248

Cash and cash equivalents, end of period	$3,089,895	$1,305,736

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING ACTIVITIES

The Partnership decreased its investment in Local Limited Partnerships and decreased its payables to Local Limited Partnerships for tax credits not generated	$-	$10,367

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 13, a California Limited Partnership (the “Partnership”), was formed on February 7, 2005 under the laws of the State of California, and commenced operations on December 14, 2005. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the “Local Limited Partnerships”) which own and operate multi-family housing complexes (the “Housing Complexes”) that are eligible for Low Income Housing Tax Credits.  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC National Partners, LLC (the “General Partner”).  The general partner of the General Partner is WNC & Associates, Inc. (“Associates”).  The chairman and the president of Associates owns all of the outstanding stock of Associates.  The business of the Partnership is conducted primarily through Associates, as the Partnership and General Partner have no employees of their own.

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

The Partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit.  The offering of Partnership Units has concluded and 20,981 Partnership Units, representing subscriptions in the amount of $20,965,400, net of volume discounts of $4,540 and dealer discounts of $11,060 had been accepted.  The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership.  Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement).  The General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder.  Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30,2012.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. A portion of the existing liabilities are the payables to Local Limited Partnerships and those payables are the first priority to be paid. If the Partnership does not have enough cash to pay those liabilities the General Partner or an affiliate will fund the necessary cash to pay the liabilities. The remaining portion of the payables are due to the General Partner or an affiliate. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves re in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations f the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and/or suspend services for this or any other reason.

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

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  None of the Housing Complexes have completed their 15-year Compliance Period.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership.   Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2010.

During the year ended March 31, 2010, on December 24, 2009, the Partnership identified two Local Limited Partnerships, Fernwood Meadows, L.P. (“Fernwood”) and Sierra’s Run, L.P. (“Sierra’s Run”) for disposition in order to generate sufficient equity to complete the purchase of Davenport Housing VII, L.P.  (“Davenport”, see Note 2).  On February 12, 2010, Fernwood and Sierra’s Run were sold, however, subject to a condition that the Limited Partners subsequently approve the sales by a majority in interest of the Limited Partners. The approval of the Limited Partners was sought as the transfers were to a limited partnership that is affiliated with the General Partner.  Fernwood and Sierra’s Run were sold for an aggregate purchase price of $2,829,428.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership filed preliminary materials to the Securities and Exchange Commission (“SEC”) on April 2, 2010 and filed definitive materials on April 15, 2010. They were disseminated to the Limited Partners on April 15, 2010.  The definitive materials sought approval for the disposition of Sierra’s Run and Fernwood with those proceeds being used to purchase the additional tax credits for Davenport.  On May 10, 2010, the Partnership filed additional definitive materials, which served as a reminder to the Limited Partners that all proxies had to be received by the General Partner of the Partnership by June 14, 2010.  A majority vote in favor of the dispositions was obtained on June 9, 2010.   The total net investment balances in Fernwood and Sierra’s Run were $85,349 less than the aggregate purchase price of $2,829,427.  Accordingly, a gain on sale of Local Limited Partnerships in that amount was recorded during the three months ended June 30, 2010.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.   If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 27.5 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2010 and 2009 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of June 30, 2010, three of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2010 and March 31, 2010, the Partnership had cash equivalents of $119,434 and $319,375, respectively.

Concentration of Credit Risk

At June 30, 2010 and March 31, 2010, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.  The Partnership believes it is not exposed to any significant financial risk on cash.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Net Loss Per Partnership Unit

Net loss per Partnership Unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of Partnership Units outstanding during the period.  Calculation of diluted net loss per Partnership Unit is not required.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships.  The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships.  Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization

Acquisition fees and costs are being amortized over 27.5 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2010 and 2009 was $17,175.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $82,672 and $288,607, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2010 and 2009, there was no impairment loss recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in 8 and 10 Local Limited Partnerships, respectively.  Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 598 and 647 apartment units as of June 30, 2010 and March 31, 2010, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$10,079,132	$13,242,305
Dispositions of Local Limited Partnerships	(2,744,276)	-
Distributions received from Local Limited Partnerships	(3,559)	(3,559)
Equity in losses of Local Limited Partnerships	(347,141)	(1,861,108)
Tax credit adjustments	-	(10,366)
Impairment loss	(82,672)	(1,169,440)
Syndication costs	-	(50,000)
Amortization of acquisition fees and costs	(17,166)	(68,664)
Amortization of warehouse interest and costs	(9)	(36)
Investments per balance sheet, end of period	$6,884,309	$10,079,132

	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$5,228,790	$8,406,438
Acquisition fees and costs, net of accumulated amortization of $233,661 and $216,495	1,654,629	1,671,795
Capitalized warehouse costs and interest, net of accumulated amortization of $149 and $140	890	899
Investments per balance sheet, end of period	$6,884,309	$10,079,132

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$1,072,000	$1,129,000

Expenses:
Interest expense	276,000	305,000
Depreciation and amortization	446,000	473,000
Operating expenses	806,000	962,000
Total expenses	1,528,000	1,740,000

Net loss	$(456,000)	$(611,000)
Net loss allocable to the Partnership	$(456,000)	$(611,000)
Net loss recorded by the Partnership	$(347,000)	$(611,000)

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

Troubled Housing Complexes

Davenport started construction in October 2006 and was scheduled to be completed in June 2008. Construction was delayed due to the original Local General Partner defaulting on his construction guarantee and resulting disputed mechanic liens on the property.  In November 2008, the original Local General Partner was replaced with a new Local General Partner, Shelter Resource Corporation, due to restrictions implemented by the Iowa Finance Authority (“IFA”).  Subsequently, with IFA’s approval, the defaulting original Local General Partner was removed from the Partnership leaving Shelter Resource Corporation as the sole Local General Partner.

As of March 31, 2010, the property was 100% completed and a certificate of occupancy was granted for both buildings in December 2009.  The Partnership engaged all sub-contractors to sign new construction contracts, along with lien releases for any and all work done after their engagement.  During the year ended March 31, 2010, the Partnership voluntarily advanced $846,175 to Davenport for construction related costs.  There were additional advances made to Davenport which were reclassed against capital contributions payable to Local Limited Partnerships in the quarter ended September 30, 2010 due to the fact that the Partnership has agreed to make an additional investment in Davenport.  See below for the details regarding the additional investment.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The project was fully completed as of March 31, 2010 and it achieved stabilized operations by June 2010.  In June 2010, the property achieved 85% occupancy and has maintained occupancy of 80% to 90% to the date of this filing.  Davenport has been awarded state historical tax credits from the State of Iowa, federal historical credits and federal Low Income Housing Tax Credits.  The State historical credits are given in the form of a refund check from the State in conjunction with the State tax return filing.  The net amount of the check after applicable federal taxes will be contributed back to the property to help fund construction shortfalls.  Davenport was also allocated additional federal Low Income Housing Tax Credits as well as federal historical tax credits.  Upon the Limited Partners’ approval of the dispositions of Sierra Run’s and Fernwood, the Partnership will make additional investment in Davenport. See the exit strategy in Note 1 regarding the dispositions of Sierra’s Run and Fernwood. On July 1, 2010, the Partnership committed additional capital to Davenport in the amount of $2,490,651. This additional commitment is expected to generate $442,986 of federal historic credits and $3,282,060 of additional federal Low Income Housing Tax Credits which will be allocable to the partners of the Partnership.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,468,670.  Accumulated amortization of these capitalized costs was $181,745 and $168,393 as of June 30, 2010 and March 31, 2010, respectively.

(b)
A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships.   As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $51,916 and $48,102 as of June 30, 2010 and March 31, 2010, respectively.

(c)
Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership.  “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $37,472 and $44,613 were incurred during the three months ended June 30, 2010 and 2009, respectively.  The Partnership paid the General Partner and or its affiliates $0 of those fees during each of the three months ended June 30, 2010 and 2009.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2010 and 2009.

(e)
The Partnership received $408,170 in cash advances from the General Partner or an affiliate during the year ended March 31, 2010. The advances were then in turn advanced to a troubled Local Limited Partnership, Davenport. Advance reimbursements were $0 during the three months ended June 30, 2010 and 2009.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2010	March 31, 2010

Asset management fee payable	$474,479	$437,007
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	240,014	148,330
Advances made to the Partnership from the General Partner or affiliates	403,384	408,170

Total	$1,117,877	$993,507

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the three months ended June 30, 2010, the Partnership voluntarily advanced $56,357 to one Local Limited Partnership, Davenport.  The Local Limited Partnership required the advances due to construction related issues. As of June 30, 2010, total advances made to this Local Limited Partnership were $924,843, of which $868,486 was reserved.  The Partnership determined the recoverability of $868,486 of these advances to be improbable and, accordingly, a reserve had been recorded.  The remaining balance of $56,357 will be netted against capital contributions that will be payable once additional tax credits are purchased in the subsequent quarter. On July 1, 2010, the Partnership executed an amendment to the Limited Partnership Agreement for Davenport. The amendment states that the Partnership is making additional investment in Davenport. During the quarter ended September 30, 2010, the additional investment in Davenport will be recorded as well as the increase in the capital contribution payable to the property. At that time, the $56,357 will be reclassified to offset the capital contribution payable.

Additionally, the Partnership advanced $357,308 to another Local Limited Partnership, Grove Village L.P.  The Partnership has outstanding capital contributions payable to this Local Limited Partnership but the benchmarks have not yet been met for the next installment. When those benchmarks are met, the advance will be reclassified to reduce the outstanding capital contributions payable to the Local Limited Partnership.

NOTE 5 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $692,023 and $692,220 at June 30, 2010 and March 31, 2010, respectively, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances. Payables to Local Limited Partnerships were decreased for tax credit adjusters during the three months ended June 30, 2010 and 2009 in the amounts of $0 and $10,367, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-Q contain forward looking statements.  Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied.  Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the SEC.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2010 and 2009, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2010 consisted of $3,090,000 in cash and cash equivalents, aggregate investments in eight Local Limited Partnerships of $6,884,000 and advances to Local Limited Partnerships of $414,000. Liabilities at June 30, 2010 consisted of $692,000 of payables to Local Limited Partnerships and $1,118,000 in accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009   The Partnership’s net loss for the three months ended June 30, 2010 was $(494,000), reflecting a decrease of $633,000 from the $(1,127,000) net loss experienced for the three months ended June 30, 2009.  The decrease was primarily due to a decrease of $206,000 in impairment loss.  Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership.  Equity in losses of Local Limited Partnerships decreased by $264,000, due partially to the fact that the Partnership’s interest in two Local Limited Partnerships was sold during the three months ended June 30, 2010, therefore no losses were recorded for those two Local Limited Partnerships during that period.  Additionally, equity in losses is expected to vary based on the operations of the Local Limited Partnerships. The decrease in net loss was also due to an $85,000 gain on sale of a Local Limited Partnerships for the three months ended June 30, 2010 compared to no gain on sale of Local Limited Partnerships for the three months ended June 30, 2009. The disposition of Local Limited Partnerships will vary from period to period depending on the Housing Complexes that have been identified for disposition and the closing dates of such transactions. There was also a decrease of $150,000 in write off of advances to Local Limited Partnerships during the three months ended June 30, 2010.  The Partnership advanced $414,000 to two Local Limited Partnerships during the three months ended June 30, 2010, which were not reserved.   During the three months ended June 30, 2009, the Partnership advanced $150,000 to a troubled Local Limited Partnership and the advance was fully reserved during the same three month period.  A Local Limited Partnership was experiencing some construction related expenses that were not originally budgeted, therefore the Partnership advanced the funds that were necessary.  As construction was completed as of June 30, 2010, the advances the Local Limited Partnership needed during the three months ended June 30, 2010 were much less than during the three months ended June 30, 2009.  There was a $(77,000) increase for legal and accounting fees due to the timing of the work performed. Additionally, the asset management fees decreased by $7,000 for the three months ended June 30, 2010 due to the sale of two Local Limited Partnerships. These fees are calculated based on the Invested Assets.  As Local Limited Partnerships are sold the Invested Assets decrease, thereby decreasing the asset management fees that are incurred and expensed.

Liquidity and Capital Resources

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009  The increase in cash and cash equivalents during the three months ended June 30, 2010 was $2,411,000 compared to a $(217,000) decrease in cash and cash equivalents  during the three months ended June 30, 2009.  The change is due primarily to the fact that during the three months ended June 30, 2010, the Partnership received $2,829,000 in sales proceeds as a result of selling its interest in two Local Limited Partnerships.  Additionally the Partnership paid $67,000 in capital contributions to Local Limited Partnerships during the three months ended June 20, 2009 compared to no capital contributions paid during the three months ended June 30, 2010.  The capital contributions will vary over time depending on when certain benchmarks are met by the Local Limited Partnerships.  During the three months ended June 30, 2010, the Partnership advanced $(414,000) to two Local Limited Partnerships compared to $150,000 of advances during the three months ended June 30, 2009. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.

During the three months ended June 30, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $124,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.
The Partnership expects its future cash flows, together with its net available assets as of June 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2012.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership's financial statements.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership's financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and has no impact on the Partnership's financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE.  Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

NOT APPLICABLE

Item 4T. Controls and Procedures

(a)           Disclosure controls and procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

Date:           April 29, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:           April 29, 2011