Form 10-Q
period 2010-09-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2011-04-29
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of September 30, 2010 and March 31, 2010	3

	Condensed Statements of Operations
	For the Three and Six Months Ended September 30, 2010 and 2009	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Six Months Ended September 30, 20010	5

	Condensed Statements of Cash Flows
	For the Six Months Ended September 30, 2010 and 2009	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	20

Item 4T.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2010	March 31, 2010

ASSETS

Cash and cash equivalents	$2,574,466	$678,636
Advances to Local Limited Partnerships (Note 4)	357,308	-
Investments in Local Limited Partnerships, net (Notes 2 and 3)	9,306,720	10,079,132

Total Assets	$12,238,494	$10,757,768

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$3,113,434	$692,220
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	681,463	993,507

Total Liabilities	3,794,897	1,685,727

Partners’ Equity ( Deficit):
General Partner	(9,665)	(9,037)
Limited Partners (25,000 Partnership Units authorized;
20,981 Partnership Units issued and outstanding)	8,453,262	9,081,078

Total Partners’ Equity (Deficit)	8,443,597	9,072,041

Total Liabilities and Partners’ Equity (Deficit)	$12,238,494	$10,757,768

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010		2009
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$-	$157	$-	$-

Operating expenses and loss:
Amortization (Note 2)	17,175	34,350	17,175	34,350
Asset management fees (Note 3)	40,901	78,373	44,614	89,227
Legal and accounting fees	21,880	110,718	31,451	42,960
Impairment loss (Note 2)	-	82,672	-	288,607
Asset management expenses	1,751	3,478	4,748	7,292
Write off of advances to Local Limited Partnerships (Note 4)	-	-	375,000	525,000
Other	2,439	7,058	1,277	3,370

Total operating expenses and loss	84,146	316,649	474,265	990,806

Loss from operations	(84,146)	(316,492)	(474,265)	(990,806)

Equity in losses of Local
Limited Partnerships (Note 2)	(51,065)	(398,206)	(610,750)	(1,221,500)

Gain on Sale of Local
Limited Partnerships (Note 1)	-	85,349	-	-

Interest income	839	905	252	674

Net loss	$(134,372)	$(628,444)	$(1,084,763)	$(2,211,632)

Net loss allocated to:
General Partner	$(134)	$(628)	$(1,085)	$(2,212)

Limited Partners	$(134,238)	$(627,816)	$(1,083,678)	$(2,209,420)

Net loss per Partnership Unit	$(6)	$(30)	$(52)	$(105)

Outstanding weighted Partnership Units	20,981	20,981	20,981	20,981

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2010 and 2009
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(9,037)	$9,081,078	$9,072,041

Net loss	(628)	(627,816)	(628,444)

Partners’ equity (deficit) at September 30, 2010	$(9,665)	$8,453,262	$8,443,597

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(628,444)	$(2,211,632)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	34,350	34,460
Equity in losses of Local Limited Partnerships	398,206	1,221,500
Impairment loss	82,672	288,607
Gain on sale of investments in Local Limited Partnerships	(85,349)	-
(Decrease) increase in accrued fees and expenses due to
General Partner and affiliates	(312,044)	142,848

Net cash used in operating activities	(510,609)	(524,327)

Cash flows provided by (used in) investing activities:
Capital contributions paid to Local Limited Partnerships	(69,240)	(376,893)
Proceeds from sale of investments in Local Limited Partnerships	2,829,428	-
Distributions received from Local Limited Partnerships	3,559	3,558
Advances to Local Limited Partnerships	(357,308)	(525,000)
Write off of advances to Local Limited Partnerships	-	525,000

Net cash provided by (used in) investing activities	2,406,439	(373,335)

Net increase (decrease) in cash and cash equivalents	1,895,830	(897,662)

Cash and cash equivalents, beginning of period	678,636	1,522,248

Cash and cash equivalents, end of period	$2,574,466	$624,586

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING ACTIVITIES
The Partnership decreased its investment in Local Limited Partnerships and decreased its payables to Local Limited Partnerships for tax credits not generated	$-	$10,366
The Partnership increased its investment in Local Limited Partnerships and increased its payables to Local Limited Partnerships for an additional investment in an existing Local Limited Partnership	$2,421,411	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

For the Quarterly Period Ended September 30, 2010
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

For the Quarterly Period Ended September 30, 2010
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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership.  A significant portion of the existing liabilities are the payables to Local Limited Partnerships and those payables are the first priority to be paid.    If the Partnership does not have enough cash to pay those liabilities the General Parnter or an affiliate will fund the necessary cash to pay the liabilities.  The remain portion of the payables are due to the General Partner or an affiliate.  Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership.   Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2010.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership filed preliminary materials to the Securities and Exchange Commission (“SEC”) on April 2, 2010 and filed definitive materials on April 15, 2010. They were disseminated to the Limited Partners on April 15, 2010.  The definitive materials sought approval for the disposition of Sierra’s Run and Fernwood with those proceeds being used to purchase the additional tax credits for Davenport.  On May 10, 2010, the Partnership filed additional definitive materials, which served as a reminder to the Limited Partners that all proxies had to be received by the General Partner of the Partnership by June 14, 2010.  A majority vote in favor of the dispositions was obtained on June 9, 2010.   The total net investment balances in Fernwood and Sierra’s Run were $85,349 less than the aggregate purchase price of $2,829,427.  Accordingly, a gain on sale of Local Limited Partnerships in that amount was recorded during the six months ended September 30, 2010.

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2010 and 2009 have been recorded by the Partnership. Management’s estimate for the three and six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2010, three of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2010 and March 31, 2010, the Partnership had cash equivalents of $92,470 and $319,375, respectively.

Concentration of Credit Risk

At September 30, 2010 and March 31, 2010, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.  The Partnership believes it is not exposed to any significant financial risk on cash.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Amortization

Acquisition fees and costs are being amortized over 27.5 years using the straight-line method. Amortization expense for each of the six months ended September 30, 2010 and 2009 was $34,350.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the six months ended September 30, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $82,672 and $288,607, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the six months ended September 30, 2010 and 2009, there was no impairment loss recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in 8 and 10 Local Limited Partnerships, respectively.  Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 598 and 647 apartment units as of September 30, 2010 and March 31, 2010, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$10,079,132	$13,242,305
Dispositions of Local Limited Partnerships	(2,744,276)	-
Additional investment in a Local Limited Partnership	2,490,651	-
Distributions received from Local Limited Partnerships	(3,559)	(3,559)
Equity in losses of Local Limited Partnerships	(398,206)	(1,861,108)
Tax credit adjustments	-	(10,366)
Impairment loss	(82,672)	(1,169,440)
Syndication costs	-	(50,000)
Amortization of acquisition fees and costs	(34,332)	(68,664)
Amortization of warehouse interest and costs	(18)	(36)
Investments per balance sheet, end of period	$9,306,720	$10,079,132

	For the Six Months Ended September 30, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$7,668,376	$8,406,438
Acquisition fees and costs, net of accumulated amortization of $250,827 and $216,495	1,637,463	1,671,795
Capitalized warehouse costs and interest, net of accumulated amortization of $158 and $140	881	899
Investments per balance sheet, end of period	$9,306,720	$10,079,132

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$2,143,000	$2,258,000

Expenses:
Interest expense	551,000	610,000
Depreciation and amortization	893,000	947,000
Operating expenses	1,611,000	1,923,000
Total expenses	3,055,000	3,480,000

Net loss	$(912,000)	$(1,222,000)
Net loss allocable to the Partnership	$(912,000)	$(1,222,000)
Net loss recorded by the Partnership	$(398,000)	$(1,222,000)

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

For the Quarterly Period Ended September 30, 2010
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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,468,670.  Accumulated amortization of these capitalized costs was $195,097 and $168,393 as of September 30, 2010 and March 31, 2010, respectively.

(b)
A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships.   As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $55,730 and $48,102 as of September 30, 2010 and March 31, 2010, respectively.

(c)
Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership.  “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $78,373 and  $89,227 were incurred during the six months ended September 30, 2010 and 2009, respectively.  The Partnership paid the General Partner and or its affiliates $0 of those fees during the six months ended September 30, 2010 and 2009.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $100,000 and $0 during the six months ended September 30, 2010 and 2009, respectively.

(e)
The Partnership received $408,170 in cash advances from the General Partner or an affiliate during the year ended March 31, 2010. The advances were then advanced to a troubled Local Limited Partnership, Davenport. Advance reimbursements were $408,170 during the six months ended September 30, 2010.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2010	March 31, 2010

Asset management fee payable	$515,380	$437,007
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	166,083	148,330
Advances made to the Partnership from the General Partner or affiliates	-	408,170

Total	$681,463	$993,507

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the six months ended September 30, 2010, the Partnership voluntarily advanced $56,357 to one Local Limited Partnership, Davenport.  The Local Limited Partnership required the advances due to construction related issues. As of September 30, 2010, total advances made to this Local Limited Partnership were $924,843, of which $868,486 was reserved.  The Partnership determined the recoverability of $868,486 of these advances to be improbable and, accordingly, a reserve had been recorded.  During the three months ended September 30, 2010, the remaining balance of $56,357 was netted against capital contributions payable to Davenport. On July 1, 2010, the Partnership executed an amendment to the Limited Partnership Agreement for Davenport. The amendment states that the Partnership is making an additional investment in Davenport. During the quarter ended September 30, 2010, the additional investment in Davenport was recorded as well as the increase in the capital contribution payable to the property. At that time, the $56,357 was reclassified to offset the capital contribution payable.

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

NOTE 5 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $3,113,434 and $692,220 at September 30, 2010 and March 31, 2010, respectively, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances. Payables to Local Limited Partnerships were decreased for tax credit adjusters during the six months ended September 30, 2010 and 2009 in the amounts of $0 and $10,367, respectively.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2010 and 2009, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2010 consisted of $2,574,000 in cash and cash equivalents, aggregate investments in eight Local Limited Partnerships of $9,307,000 and advances to Local Limited Partnerships of $357,000. Liabilities at September 30, 2010 consisted of $3,113,000 of payables to Local Limited Partnerships and $681,000 in accrued fees and expenses due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009  The Partnership’s net loss for the three months ended September 30, 2010 was $(134,000), reflecting a decrease of approximately $951,000 from the $(1,085,000) net loss experienced for the three months ended September 30, 2009.  The decrease in net loss is partially due to the $375,000 decrease in write off of advances to Local Limited Partnerships.  During the three months ended September 30, 2010, there were no advances made to Local Limited Partnerships and reserved compared to $(375,000) made and reserved during the three months ended September 30, 2009.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  Equity in losses of Local Limited Partnerships decreased by $560,000, due partially to the fact that the Partnership interest in two of Local Limited Partnerships were sold during the three months ended June 30, 2010 therefore no losses were recorded for those two Housing Complexes during the six months ended September 30, 2010.  Additionally, as of September 30, 2010, the net investment balances in three of the Local Limited Partnerships reached zero and therefore no more losses can be recorded for those, compared to net investment balances remaining in all ten of the Local Limited Partnership as of September 30, 2009.  There was a $10,000 decrease for legal and accounting fees due to the timing of the work performed. Additionally, asset management fees decreased by $4,000. These fees are calculated based on the Invested Assets.  As two Local Limited Partnerships were sold during the three months ended June 30, 2010, the Invested Assets decreased, thereby decreasing the asset management fees that were incurred and expensed.

Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009  The Partnership’s net loss for the six months ended September 30, 2010 was $(628,000), reflecting a decrease of approximately $1,583,00 from the $(2,212,000) net loss experienced for the six months ended September 30, 2009.  The decrease in net loss is largely due to the $525,000 decrease in write off of advances to Local Limited Partnerships.  During the six months ended September 30, 2010, there were no advances made to Local Limited Partnerships and reserved compared to $(525,000) made and reserved during the six months ended September 30, 2009.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased by $823,000, due partially to the fact that the Partnership’s interest in two of Local Limited Partnerships were sold during the six months ended September 30, 2010, therefore no losses were recorded for those two Housing Complexes during that period.  Additionally, as of September 30, 2010, the net investment balances in three of the Local Limited Partnerships reached zero and therefore no more losses can be recorded for those, compared to net investment balances remaining in all ten of the Local Limited Partnership as of September 30, 2009.  The decrease was also due to a decrease of $206,000 in impairment loss. The impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of the Low Income Housing Tax Credits that are allocated each year to the Partnership.  Additionally, the decrease in net loss was due to an $85,000 gain on sale of Local Limited Partnerships for the six months ended September 30, 2010, compared to no gain on sale of Local Limited Partnerships for the six months ended September 30, 2009. The disposition of Local Limited Partnerships will vary from period to period depending on the Housing Complexes that have been identified for disposition and the closing dates of such transactions.   There was a $(68,000) increase for legal and accounting fees due to the timing of the work performed. Additionally, asset management fees decreased by $11,000.  These fees are calculated based on the Invested Assets.  As two Local Limited Partnerships were sold during the six months ended September 30, 2010, the Invested Assets decreased, thereby decreasing the asset management fees that were incurred and expensed.

Liquidity and Capital Resources

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009  The net increase in cash and cash equivalents  during the six months ended September 30, 2010 was $1,896,000 compared to a net decrease in cash and cash equivalents during the six months ended September 30, 2009 of $(898,000).  The change of $2,794,000 is due primarily to the fact that during the six months ended September 30, 2010, the Partnership received $2,829,000 in cash proceeds as a result of selling its interest in two of the Local Limited Partnerships.  Additionally, the Partnership paid $69,000 in capital contributions to Local Limited Partnerships during the six months ended September 30, 2009, compared to $377,000 capital contributions paid during the six months ended September 30, 2009.  The capital contributions will vary over time depending on when certain benchmarks are met by the Local Limited Partnerships.  During the six months ended September 30, 2010, the Partnership advanced $(357,000) to two Local Limited Partnerships, one of which was experiencing issues related to lease-up and the other Local Limited Partnership was advanced funds which will later be offset by the capital contributions due to that particular Local Limited Partnership.  The Partnership made advances of $(150,000) during the six months ended September 30, 2009 to one Local Limited Partnership that was experiencing problems during construction.  Also, the Partnership paid $(100,000) to the General Partner or an affiliate as reimbursement for operating expenses that were paid on the Partnerships behalf during the six months ended September 30, 2010, compared to no reimbursements paid during the six months ended September 30, 2009. Such payments can vary depending on the cash position of the Partnership.

During the six months ended September 30, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, decreased by $312,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2012.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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