Form 10-Q
period 2010-12-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2011-04-29
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of December 31, 2010 and March 31, 2010	3

	Condensed Statements of Operations
	For the Three and Nine Months Ended December 31, 2010 and 2009	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Nine Months Ended December 31, 2010	5

	Condensed Statements of Cash Flows
	For the Nine Months Ended December 31, 2010 and 2009	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	20

Item 4T.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2010	March 31, 2010

ASSETS

Cash and cash equivalents	$2,282,511	$678,636
Advances to Local Limited Partnerships (Note 4)	357,308	-
Investments in Local Limited Partnerships, net (Notes 2 and 3)	9,238,481	10,079,132

Total Assets	$11,878,300	$10,757,768

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$2,985,136	$692,220
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	573,206	993,507

Total Liabilities	3,558,342	1,685,727

Partners’ Equity ( Deficit):
General Partner	(9,789)	(9,037)
Limited Partners (25,000 Partnership Units authorized;
20,981 Partnership Units issued and outstanding)	8,329,747	9,081,078

Total Partners’ Equity (Deficit)	8,319,958	9,072,041

Total Liabilities and Partners’ Equity (Deficit)	$11,878,300	$10,757,768

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010		2009
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$157	$-	$-

Operating expenses and loss:
Amortization (Note 2)	17,175	51,525	17,175	51,525
Asset management fees (Note 3)	40,901	119,274	44,614	133,841
Legal and accounting fees	12,143	122,861	3,839	46,799
Impairment loss (Note 2)	-	82,672	880,833	1,169,440
Asset management expenses	1,056	4,534	1,715	9,007
Write off of advances to Local Limited Partnerships (Note 4)	-	-	172,518	697,518
Other	2,472	9,530	1,174	4,544

Total operating expenses and loss	73,747	390,396	1,121,868	2,112,674

Loss from operations	(73,747)	(390,239)	(1,121,868)	(2,112,674)

Equity in losses of Local
Limited Partnerships (Note 2)	(51,065)	(449,271)	(585,418)	(1,806,918)

Gain on Sale of Local
Limited Partnerships (Note 1)	-	85,349	-	-

Interest income	1,173	2,078	62	736

Net loss	$(123,639)	$(752,083)	$(1,707,224)	$(3,918,856)

Net loss allocated to:
General Partner	$(124)	$(752)	$(1,707)	$(3,919)

Limited Partners	$(123,515)	$(751,331)	$(1,705,517)	$(3,914,937)

Net loss per Partnership Unit	$(6)	$(36)	$(81)	$(187)

Outstanding weighted Partnership Units	20,981	20,981	20,981	20,981

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(9,037)	$9,081,078	$9,072,041

Net loss	(752)	(751,331)	(752,083)

Partners’ equity (deficit) at December 31, 2010	$(9,789)	$8,329,747	$8,319,958

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(752,083)	$(3,918,856)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	51,525	51,525
Equity in losses of Local Limited Partnerships	449,271	1,806,918
Impairment loss	82,672	1,169,440
Gain on sale of investments in Local Limited Partnerships	(85,349)	-
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(420,301)	459,190

Net cash used in operating activities	(674,265)	(431,783)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(197,538)	(376,893)
Proceeds from sale of investments in Local Limited Partnerships	2,829,428	-
Distributions received from Local Limited Partnerships	3,558	3,558
Advances to Local Limited Partnerships	(357,308)	(697,518)
Write off of advances to Local Limited Partnerships	-	697,578

Net cash provided by (used in) investing activities	2,278,140	(373,335)

Net increase (decrease) in cash and cash equivalents	1,603,875	(805,118)

Cash and cash equivalents, beginning of period	678,636	1,522,248

Cash and cash equivalents, end of period	$2,282,511	$717,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING ACTIVITIES
The Partnership decreased its investment in Local Limited Partnerships and decreased its payables to Local Limited Partnerships for tax credits not generated	$-	$10,367

The Partnership increased its investment in Local Limited Partnerships and increased its payables to Local Limited Partnerships for an additional investment in an existing Local Limited Partnership	$2,293,113	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 13, a California Limited Partnership (the “Partnership”), was formed on February 7, 2005 under the laws of the State of California, and commenced operations on December 14, 2005. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the “Local Limited Partnerships”) which own and operate multi-family housing complexes (the “Housing Complex”) that are eligible for Low Income Housing Tax Credits.  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Quarterly Period Ended December 31, 2010
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

For the Quarterly Period Ended December 31, 2010
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership.   Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2010.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
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

The Partnership filed preliminary materials to the Securities and Exchange Commission (“SEC”) on April 2, 2010 and filed definitive materials on April 15, 2010. They were disseminated to the Limited Partners on April 15, 2010.  The definitive materials sought approval for the disposition of Sierra’s Run and Fernwood with those proceeds being used to purchase the additional tax credits for Davenport.  On May 10, 2010, the Partnership filed additional definitive materials, which served as a reminder to the Limited Partners that all proxies had to be received by the General Partner of the Partnership by June 14, 2010.  A majority vote in favor of the dispositions was obtained on June 9, 2010.   The total net investment balances in Fernwood and Sierra’s Run were $85,349 less than the aggregate purchase price of $2,829,427.  Accordingly, a gain on sale of Local Limited Partnerships in that amount was recorded during the nine months ended December 31, 2010.

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2010 and 2009 have been recorded by the Partnership. Management’s estimate for the three and nine-month periods are based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2010, three of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2010 and March 31, 2010, the Partnership had cash equivalents of $92,505 and $319,375, respectively.

Concentration of Credit Risk

At December 31, 2010 and March 31, 2009, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.  The Partnership believes it is not exposed to any significant financial risk on cash.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
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

Amortization

Acquisition fees and costs are being amortized over 27.5 years using the straight-line method. Amortization expense for each of the nine months ended December 31, 2010 and 2009 was $51,525.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the nine months ended December 31, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $82,672 and $1,169,440, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the nine months ended December 31, 2010 and 2009, there was no impairment loss recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in 8 and 10 Local Limited Partnerships, respectively.  Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 598 and 647 apartment units as of December 31, 2010 and March 31, 2010, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$10,079,132	$13,242,305
Dispositions of Local Limited Partnerships	(2,744,276)	-
Additional investment in a Local Limited Partnership	2,490,651	-
Distributions received from Local Limited Partnerships	(3,558)	(3,559)
Equity in losses of Local Limited Partnerships	(449,271)	(1,861,108)
Tax credit adjustments	-	(10,366)
Impairment loss	(82,672)	(1,169,440)
Syndication costs	-	(50,000)
Amortization of acquisition fees and costs	(51,498)	(68,664)
Amortization of warehouse interest and costs	(27)	(36)
Investments per balance sheet, end of period	$9,238,481	$10,079,132

	For the Nine Months Ended December 31, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$7,617,312	$8,406,438
Acquisition fees and costs, net of accumulated amortization of $267,993 and $216,495	1,620,297	1,671,795
Capitalized warehouse costs and interest, net of accumulated amortization of $167 and $140	872	899
Investments per balance sheet, end of period	$9,238,481	$10,079,132

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$3,215,000	$3,387,000

Expenses:
Interest expense	827,000	915,000
Depreciation and amortization	1,339,000	1,420,000
Operating expenses	2,417,000	2,885,000
Total expenses	4,583,000	5,220,000

Net loss	$(1,368,000)	$(1,833,000)
Net loss allocable to the Partnership	$(1,368,000)	$(1,832,000)
Net loss recorded by the Partnership	$(449,000)	$(1,807,000)

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

As of March 31, 2010, the property was 100% completed and a certificate of occupancy was granted for both buildings in December 2009.  The Partnership engaged all sub-contractors to sign new construction contracts, along with lien releases for any and all work done after their engagement.  During the year ended March 31, 2010, the Partnership voluntarily advanced $846,175 to Davenport for construction related costs.  There were no additional advances made to Davenport due to the fact that the Partnership has agreed to make an additional investment in Davenport.  See below for the details regarding the additional investment.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The project was fully completed as of March 31, 2010 and it achieved stabilized operations by June 2010.  In June 2010 the property achieved 85% occupancy and has maintained occupancy of 80% to 90% to the date of this filing.  Davenport has been awarded state historical tax credits from the State of Iowa, federal historical credits and federal Low Income Housing Tax Credits.  The State historical credits are given in the form of a refund check from the State in conjunction with the State tax return filing.  The net amount of the check after applicable federal taxes will be contributed back to the property to help fund construction shortfalls.  Davenport was also allocated additional federal Low Income Housing Tax Credits as well as federal historical tax credits.  Upon the Limited Partners’ approval of the dispositions of Sierra Run’s and Fernwood, the Partnership will make the additional investment in Davenport.  See the exit strategy in Note 1 regarding the dispositions of Sierra’s Run and Fernwood.  On July 1, 2010, the Partnership committed additional capital to Davenport in the amount of $2,490,651.  This additional committment is expected to generate $442,986 of federal historic credits and $3,282,060 of additional federal Low Income Housing Tax Credits which will be allocable to the partners of the Partnership.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,468,670.  Accumulated amortization of these capitalized costs was $208,449 and $168,393 as of December 31, 2010 and March 31, 2010, respectively.

(b)
A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships.   As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $59,544 and $48,102 as of December 31, 2010 and March 31, 2010, respectively.

(c)
Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership.  “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $119,274 and $133,841 were incurred during the nine months ended December 31, 2010 and 2009, respectively.  The Partnership paid the General Partner and or its affiliates $0 of those fees during the nine months ended December 31, 2010 and 2009.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $264,830 and $0 during the nine months ended December 31, 2010 and 2009, respectively.

(e)
The Partnership received $408,170 in cash advances from the General Partner or an affiliate during the year ended March 31, 2010. The advances were then advanced to a troubled Local Limited Partnership, Davenport. Advance reimbursements were $408,170 during the nine months ended December 31, 2010.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2010	March 31, 2010

Asset management fee payable	$556,281	$437,007
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	16,925	148,330
Advances made to the Partnership from the General Partner or affiliates	-	408,170
Total	$573,206	$993,507

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the nine months ended December 31, 2010, the Partnership voluntarily advanced $56,357 to one Local Limited Partnership, Davenport.  The Local Limited Partnership required the advances due to construction related issues. As of December 31, 2010, total advances made to this Local Limited Partnership were $924,843, of which $868,486 was reserved.  The Partnership determined the recoverability of $868,486 of these advances to be improbable and, accordingly, a reserve had been recorded.  During the nine months ended December 31, 2010, the remaining balance of $56,357 was netted against capital contributions payable to Davenport. On July 1, 2010, the Partnership executed an amendment to the Limited Partnership Agreement for Davenport. The amendment states that the Partnership is making an additional investment in Davenport. During the three months ended September 30, 2010, the additional investment in Davenport was recorded as well as the increase in the capital contribution payable to the property. At that time, the $56,357 was reclassified to offset the capital contribution payable.

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

NOTE 5 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $2,985,136 and $692,220 at December 31, 2010 and March 31, 2010, respectively, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances. Payables to Local Limited Partnerships were decreased for tax credit adjusters during the nine months ended December 31, 2010 and 2009 in the amounts of $0 and $10,367, respectively.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2010 and 2009, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2010 consisted of $2,283,000 in cash and cash equivalents, aggregate investments in eight Local Limited Partnerships of $9,238,000 and advances to Local Limited Partnerships of $357,000. Liabilities at December 31, 2010 consisted of $2,985,000 of payables to Local Limited Partnerships and $573,000 in accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009  The Partnership’s net loss for the three months ended December 31, 2010 was $(124,000), reflecting a decrease of approximately $1,583,000 from the $(1,707,000) net loss experienced for the three months ended December 31, 2009. The decrease in net loss is largely due to the $881,000 decrease in impairment loss. There was no impairment loss for the three months ended December 31, 2010 compared to $(881,000) impairment loss for the three months ended December 31, 2009. The impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of the Low Income Housing Tax Credits that are allocated each year to the Partnership. In addition to the impairment loss, there was a $173,000 decrease in write off of advances to Local Limited Partnerships.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  Equity in losses of Local Limited Partnerships decreased by $534,000, due partially to the fact that the Partnership’s interest in two of the Local Limited Partnerships were sold during the three months ended June 30, 2010 and therefore no losses were recorded for those two Housing Complexes during subsequent periods.  Additionally, as of December 31, 2010, the net investment balances in three of the Local Limited Partnerships reached zero and therefore no more losses can be recorded for those compared to net investment balances remaining in nine of ten of the Local Limited Partnerships as of December 31, 2009.  There was an $(8,000) increase for legal and accounting fees due to the timing of the work performed. Additionally, the asset management fees decreased by $4,000.  These fees are calculated based on the Invested Assets.  As Local Limited Partnerships are sold (two were sold during the three months ended June 30, 2010), the Invested Assets decreased, thereby decreasing the asset management fees that are incurred and expensed.

Nine Months Ended December 31, 2010 Compared to the Nine Months Ended December 31, 2009  The Partnership’s net loss for the nine months ended December 31, 2010 was $(752,000), reflecting a decrease of approximately $3,167,000 from the $(3,919,000) net loss experienced for the nine months ended December 31, 2009. The decrease in net loss is largely due to a $1,358,000 decrease in equity in losses of Local Limited Partnerships, which was due partially to the fact that the Partnership’s interest in two Local Limited Partnerships were sold during the three months ended June 30, 2010 and therefore no losses were recorded for those two Housing Complexes during subsequent periods.  Additionally, as of December 31, 2010, the net investment balances in three of the Local Limited Partnerships reached zero and therefore no more losses can be recorded for those compared to net investment balances remaining in nine of ten of the Local Limited Partnerships as of December 31, 2009.  The decrease in net loss was also due to an $85,000 gain on sale of Local Limited Partnerships for the nine months ended December 31, 2010 compared to no gain on sale of Local Limited Partnerships for the nine months ended December 31, 2009. The disposition of Local Limited Partnerships will vary from period to period depending on the Housing Complexes that have been identified for disposition and the closing dates of such transactions.  The decrease was also due to a $1,087,000 decrease in impairment loss. The impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of the Low Income Housing Tax Credits that are allocated each year to the Partnership. In addition to the impairment loss, there was a $697,000 decrease in write off of advances to Local Limited Partnerships.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  There was a $(76,000) increase for legal and accounting fees due to the timing of the work performed. Additionally, the asset management fees decreased by $15,000.  These fees are calculated based on the Invested Assets.  As Local Limited Partnerships are sold (two were sold during the three months ended June 30, 2010), the Invested Assets decreased, thereby decreasing the asset management fees that are incurred and expensed.

Liquidity and Capital Resources

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009  The net increase in cash and cash equivalents  during the nine months ended December 31, 2010 was $1,604,000 compared to a net decrease in cash and cash equivalents  during the nine months ended December 31, 2009 of $(805,000).  The change of $2,409,000 is due primarily to the fact that during the nine months ended December 31, 2010, the Partnership received $2,829,000 in cash proceeds as a result of selling its interest in two of the Local Limited Partnerships.  Additionally, the Partnership paid $377,000 in capital contributions to Local Limited Partnerships during the nine months ended December 31, 2009 compared to $197,000 in capital contributions paid during the nine months ended December 31, 2010.  The capital contributions will vary over time depending on when certain benchmarks are met by the Local Limited Partnerships.  During the nine months ended December 31, 2010, the Partnership advanced $(357,000) to two Local Limited Partnerships, one of which was experiencing issues related to lease-up and the other Local Limited Partnership was advanced funds which will later be offset by the capital contributions due to that particular property.  The Partnership made advances of $(698,000) during the nine months ended December 31, 2009 to one Local Limited Partnership that was experiencing problems during construction.  Also, the Partnership paid $(265,000) to the General Partner or an affiliate as reimbursement for operating expenses that were paid on the Partnerships behalf during the nine months ended December 31, 2010 compared to no reimbursements paid during the nine months ended December 31, 2009. Such payments can vary depending on the cash position of the Partnership.

During the nine months ended December 31, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, decreased by $420,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2012.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership's financial statements.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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