Form 10-Q
period 2011-06-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2012-12-03
CIK 1321228

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   [  ]          Accelerated filer    [  ]          Non-accelerated filer   [X]           Smaller reporting company   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2011

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$334,165	$2,357,819
Investments in Local Limited Partnerships, net (Notes 2 and 3)	8,635,151	8,956,651

Total Assets	$8,969,316	$11,314,470

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$574,328	$2,598,328
Accrued fees and expenses due to General Partner and affiliates (Note 3)	674,878	619,219

Total Liabilities	1,249,206	3,217,547

Partners’ Equity (Deficit):
General Partner	(10,389)	(10,012)
Limited Partners (25,000 Partnership Units authorized; 20,981 Partnership Units issued and outstanding)	7,730,499	8,106,935

Total Partners’ Equity (Deficit)	7,720,110	8,096,923

Total Liabilities and Partners’ Equity (Deficit)	$8,969,316	$11,314,470

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
	Three Months	Three Months

Reporting fees	$-	$157

Operating expenses and loss:
Amortization (Note 2)	17,175	17,175
Asset management fees (Note 3)	40,901	37,472
Legal and accounting fees	10,437	88,838
Impairment loss (Note 2)	215,952	82,672
Asset management expenses	329	1,727
Other	3,991	4,619

Total operating expenses and loss	288,785	232,503

Loss from operations	(288,785)	(232,346)

Equity in losses of Local Limited Partnerships (Note 2)	(88,373)	(347,141)

Gain on sale of Local Limited Partnerships	-	85,349

Interest income	345	66

Net loss	$(376,813)	$(494,072)

Net loss allocated to:
General Partner	$(377)	$(494)

Limited Partners	$(376,436)	$(493,578)

Net loss per Partnership Unit	$(18)	$(24)

Outstanding weighted Partnership Units	20,981	20,981

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2011

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(10,012)	$8,106,935	$8,096,923

Net loss	(377)	(376,436)	(376,813)

Partners’ equity (deficit) at June 30, 2011	$(10,389)	$7,730,499	$7,720,110

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(376,813)	$(494,072)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	17,175	17,175
Equity in losses of Local Limited Partnerships	88,373	347,141
Impairment loss	215,952	82,672
Gain on sale of Local Limited Partnerships	-	(85,349)
Increase in accrued fees and expenses due to General Partner and affiliates	55,659	124,370

Net cash provided by (used in) operating activities	346	(8,063)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(2,024,000)	-
Proceeds from sale of Local Limited Partnerships	-	2,829,428
Distributions received from Local Limited Partnerships	-	3,559
Advances to Local Limited Partnerships	-	(413,665)

Net cash provided by (used in) investing activities	(2,024,000)	2,419,322

Net increase (decrease) in cash and cash equivalents	(2,023,654)	2,411,259

Cash and cash equivalents, beginning of period	2,357,819	678,636

Cash and cash equivalents, end of period	$334,165	$3,089,895

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2011

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended June 30, 2011

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

For the Quarterly Period Ended June 30, 2011

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2011.

Prior to the quarter ended June 30, 2011, the Partnership sold two Local Limited Partnerships, Fernwood Meadows, L.P. (“Fernwood”) and Sierra’s Run, L.P. (“Sierra’s Run”) in order to generate sufficient equity to complete the purchase of additional low income housing tax credits for Davenport Housing VII, L.P.  (“Davenport).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fernwood and Sierra’s Run will complete their Compliance Periods in 2022; therefore there is a risk of tax credit recapture. The maximum exposure of recapture (excluding the interest and penalties related to the recapture) is $177,508 and $170,246, respectively, for Fernwood and Sierra’s Run, which equates to $16.57 per Partnership Unit in the aggregate. Under the circumstances, the General Partner believes there is a reasonable expectation that each Local Limited Partnership will continue to be operated as qualified low income housing for the balance of its Compliance Period, and, accordingly, does not anticipate that there will be any recapture.

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2011, three of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2011 and March 31, 2011, the Partnership had cash equivalents of $92,526 and $92,524, respectively.

Concentration of Credit Risk

At June 30, 2011 and March 31, 2011, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011

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

Amortization

Acquisition fees and costs are being amortized over 27.5 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2011 and 2010 was $17,175.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the three months ended June 30, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $215,952 and $82,672, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2011 and 2010, there was no impairment loss recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 8 Local Limited Partnerships. Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 598 apartment units as of June 30, 2011 and March 31, 2011. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2011	For the Year Ended March 31, 2011
Investments per balance sheet, beginning of period	$8,956,651	$10,079,132
Additional investment in Local Limited Partnership	-	2,490,651
Dispositions of Local Limited Partnerships	-	(2,744,276)
Distributions received from Local Limited Partnerships	-	(3,558)
Equity in losses of Local Limited Partnerships	(88,373)	(713,926)
Impairment loss	(215,952)	(82,672)
Amortization of acquisition fees and costs	(17,166)	(68,664)
Amortization of warehouse interest and costs	(9)	(36)
Investments per balance sheet, end of period	$8,635,151	$8,956,651

	For the Three Months Ended June 30, 2011	For the Year Ended March 31, 2011
Investments in Local Limited Partnerships, net	$7,048,332	$7,352,657
Acquisition fees and costs, net of accumulated amortization of $302,325 and $285,159	1,585,965	1,603,131
Capitalized warehouse costs and interest, net of accumulated amortization of $185 and $176	854	863
Investments per balance sheet, end of period	$8,635,151	$8,956,651

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010

Revenues	$1,167,000	$1,072,000

Expenses:
Interest expense	344,000	276,000
Depreciation and amortization	484,000	446,000
Operating expenses	885,000	806,000
Total expenses	1,713,000	1,528,000

Net loss	$(546,000)	$(456,000)
Net loss allocable to the Partnership	$(537,000)	$(456,000)
Net loss recorded by the Partnership	$(88,000)	$(347,000)

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership’s investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

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

As of March 31, 2010, the property was 100% completed and a certificate of occupancy was granted for both buildings in December 2009. The Partnership engaged all sub-contractors to sign new construction contracts, along with lien releases for any and all work done after their engagement. During the year ended March 31, 2010, the Partnership voluntarily advanced $427,131 to Davenport for construction related costs which later was offset by the capital contributions due to the property.

The project was fully completed as of March 31, 2010 and it achieved stabilized operations by June 2010. In June 2010 the property achieved 85% occupancy and has maintained occupancy of 100% as of the date of this filing. Davenport had been awarded state historical tax credits from the State of Iowa, federal historical credits and federal Low Income Housing Tax Credits. The State historical credits was given in the form of a refund check from the State in conjunction with the State tax return filing. The net amount of the check after applicable federal taxes was contributed back to the property to help fund construction shortfalls. Davenport was also allocated additional federal Low Income Housing Tax Credits as well as federal historical tax credits. Upon the Limited Partners’ approval of the dispositions of Sierra Run’s and Fernwood, the Partnership made the additional investment in Davenport. See the exit strategy in Note 1 regarding the dispositions of Sierra’s Run and Fernwood. On July 1, 2010, the Partnership committed additional capital to Davenport in the amount of $2,490,651. This additional commitment generated $408,710 of federal historic credits and $3,582,550 of additional federal Low Income Housing Tax Credits which was allocated to the partners of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,468,670. Accumulated amortization of these capitalized costs was $235,153 and $221,801 as of June 30, 2011 and March 31, 2011, respectively.

(b)	A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $67,172 and $63,358 as of June 30, 2011 and March 31, 2011, respectively.

(c)	Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $40,901 and $37,472 were incurred during the three months ended June 30, 2011 and 2010, respectively. The Partnership paid the General Partner and or its affiliates $0 of those fees during each of the three months ended June 30, 2011 and 2010.

(d)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2011 and 2010.

(e)	A subordinated disposition fee will be paid in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(f)	WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. The accumulated amortization of these financing costs and interest was $185 and $176 as of June 30, 2011 and March 31, 2011.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2011	March 31, 2011

Asset management fee payable	$641,512	$600,611
Advances made to the Partnership from the General Partner or affiliates	33,366	18,608

Total	$674,878	$619,219

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $574,328 and $2,598,328 at June 30, 2011 and March 31, 2011, respectively, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of all periods presented, the Partnership in total had voluntarily advanced $744,516 to a Local Limited Partnership. No advances were made during the three months ended June 30, 2011. All advances were reserved for in full during the period they were advanced.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2011 and 2010, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2011 consisted of $334,000 in cash and cash equivalents and aggregate investments in eight Local Limited Partnerships of $8,635,000. Liabilities at June 30, 2011 consisted of $574,000 of payables to Local Limited Partnerships and $675,000 in accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010 The Partnership’s net loss for the three months ended June 30, 2011 was $(377,000), reflecting a decrease of $117,000 from the $(494,000) net loss experienced for the three months ended June 30, 2010. Equity in losses of Local Limited Partnerships decreased by $259,000, due partially to the fact that the Partnership’s interest in two Local Limited Partnerships were sold during the three months ended June 30, 2010, therefore no losses were recorded for those two Local Limited Partnerships during the three months ended June 30, 2011. Additionally, equity in losses is expected to vary based on the operations of the Local Limited Partnerships. The decrease in net loss was also due to an $85,000 gain on sale of Local Limited Partnerships for the three months ended June 30, 2010 compared to no gain on sale of Local Limited Partnerships for the three months ended June 30, 2011. The disposition of Local Limited Partnerships will vary from period to period depending on the Housing Complexes that have been identified for disposition and the closing dates of such transactions.  Impairment loss decreased by $133,000 for the three months ended June 30, 2011. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. There was a $79,000 decrease in legal and accounting fees due to the timing of the work performed. Additionally, the asset management fees increased by $(3,000) for the three months ended June 30, 2011. These fees are calculated based on the Invested Assets, which increased due to the additional investment made in Davenport.

Liquidity and Capital Resources

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010 The decrease in cash and cash equivalents  during the three months ended June 30, 2011 was $(2,024,000) compared to a $2,411,000 increase in cash and cash equivalents  during the three months ended June 30, 2010. The change is due primarily to the fact that during the three months ended June 30, 2010, the Partnership received $2,829,000 in sales proceeds as a result of selling its interest in two Local Limited Partnerships. Additionally the Partnership paid $2,024,000 in capital contributions to Local Limited Partnerships during the three months ended June 30, 2011 compared to no capital contributions paid during the three months ended June 30, 2010. The capital contributions will vary over time depending on when certain benchmarks are met by the Local Limited Partnerships. During the three months ended June 30, 2010, the Partnership advanced $(414,000) to Local Limited Partnerships compared to no such advances made during the three months ended June 30, 2011. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.

During the three months ended June 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $56,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles (“GAAP”) for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and has no impact on the Partnership’s financial condition or results of operations

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

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

Item 4. Controls and Procedures

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2011 and March 31, 2011, (ii) the Condensed Statements of Operations for the three months ended June 30, 2011 and June 30, 2010, (iii) the Condensed Statements of Cash Flows for the three months ended June 30, 2011 and June 30, 2010 and (iv) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

By: WNC National Partners, LLC General Partner

By:	/s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: December 3, 2012

By:	/s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: December 3, 2012

