Form 10-Q
period 2011-09-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2012-12-03
CIK 1321228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2011

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2011	March 31, 2011

ASSETS

Cash and cash equivalents	$199,113	$2,357,819
Investments in Local Limited Partnerships, net (Notes 2 and 3)	8,529,603	8,956,651

Total Assets	$8,728,716	$11,314,470

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$474,328	$2,598,328
Accrued fees and expenses due to General Partner and affiliates (Note 3)	684,720	619,219

Total Liabilities	1,159,048	3,217,547

Partners’ Equity (Deficit):
General Partner	(10,539)	(10,012)
Limited Partners (25,000 Partnership Units authorized; 20,981 Partnership Units issued and outstanding)	7,580,207	8,106,935

Total Partners’ Equity (Deficit)	7,569,668	8,096,923

Total Liabilities and Partners’ Equity (Deficit)	$8,728,716	$11,314,470

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2011 and 2010

(Unaudited)

	2011		2010
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$3,559	$3,559	$-	$157

Operating expenses and loss:
Amortization (Note 2)	17,175	34,350	17,175	34,350
Asset management fees (Note 3)	40,901	81,802	40,901	78,373
Legal and accounting fees	3,035	13,472	21,880	110,718
Impairment loss (Note 2)	-	215,952	-	82,672
Asset management expenses	345	674	1,751	3,478
Other	4,199	8,190	2,439	7,058

Total operating expenses and loss	65,655	354,440	84,146	316,649

Loss from operations	(62,096)	(350,881)	(84,146)	(316,492)

Equity in losses of Local Limited Partnerships (Note 2)	(88,373)	(176,746)	(51,065)	(398,206)

Gain on sale of Local Limited Partnerships	-	-	-	85,349

Interest income	27	372	839	905

Net loss	$(150,442)	$(527,255)	$(134,372)	$(628,444)

Net loss allocated to:
General Partner	$(150)	$(527)	$(134)	$(628)

Limited Partners	$(150,292)	$(526,728)	$(134,238)	$(627,816)

Net loss per Partnership Unit	$(7)	$(25)	$(6)	$(30)

Outstanding weighted Partnership Units	20,981	20,981	20,981	20,981

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2011

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(10,012)	$8,106,935	$8,096,923

Net loss	(527)	(526,728)	(527,255)

Partners’ equity (deficit) at September 30, 2011	$(10,539)	$7,580,207	$7,569,668

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(527,255)	$(628,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	34,350	34,350
Equity in losses of Local Limited Partnerships	176,746	398,206
Impairment loss	215,952	82,672
Gain on sale of Local Limited Partnerships	-	(85,349)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	65,501	(312,044)

Net cash used in operating activities	(34,706)	(510,609)

Cash flows provided by (used in) investing activities:
Capital contributions paid to Local Limited Partnerships	(2,124,000)	(69,240)
Proceeds from sale of Local Limited Partnerships	-	2,829,428
Distributions received from Local Limited Partnerships	-	3,559
Advances to Local Limited Partnerships	-	(357,308)

Net cash provided by (used in) investing activities	(2,124,000)	2,406,439

Net increase (decrease) in cash and cash equivalents	(2,158,706)	1,895,830

Cash and cash equivalents, beginning of period	2,357,819	678,636

Cash and cash equivalents, end of period	$199,113	$2,574,466

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING ACTIVITIES

The Partnership increased its investment in Local Limited Partnerships and increased its payables to Local Limited Partnerships for an additional investment in an existing Local Limited Partnership	$-	$2,421,411

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2011

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended September 30, 2011

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

For the Quarterly Period Ended September 30, 2011

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. A significant portion of the existing liabilities are the payables to Local Limited Partnerships and those payables are the first priority to be paid. If the Partnership does not have enough cash to pay those liabilities the General Partner or an affiliate will fund the necessary cash to pay the liabilities. The remaining portion of the payables is due to the General Partner or an affiliate. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

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

Prior to the quarter ended September 30, 2011, the Partnership sold two Local Limited Partnerships, Fernwood Meadows, L.P. (“Fernwood”) and Sierra’s Run, L.P. (“Sierra’s Run”) in order to generate sufficient equity to complete the purchase of additional low income housing tax credits for Davenport Housing VII, L.P. (“Davenport).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership filed preliminary materials to the Securities and Exchange Commission (“SEC”) on April 2, 2010 and filed definitive materials on April 15, 2010. They were disseminated to the Limited Partners on April 15, 2010. The definitive materials sought approval for the disposition of Sierra’s Run and Fernwood with those proceeds being used to purchase the additional low income housing tax credits for Davenport. On May 10, 2010, the Partnership filed additional definitive materials, which served as a reminder to the Limited Partners that all proxies had to be received by the General Partner of the Partnership by June 14, 2010. A majority vote in favor of the dispositions was obtained on June 9, 2010. The total net investment balances in Fernwood and Sierra’s Run were $85,349 less than the aggregate purchase price of $2,829,427. Accordingly, a gain on sale of Local Limited Partnerships in that amount was recorded during the year ended March 31, 2011.

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three and six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2011, three of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2011 and March 31, 2011, the Partnership had cash equivalents of $0 and $92,524, respectively.

Concentration of Credit Risk

At September 30, 2011 and March 31, 2011, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011

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

Amortization

Acquisition fees and costs are being amortized over 27.5 years using the straight-line method. Amortization expense for each of the six months ended September 30, 2011 and 2010 was $34,350.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the six months ended September 30, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $215,952 and $82,672, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the six months ended September 30, 2011 and 2010, there was no impairment loss recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 8 Local Limited Partnerships. Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 598 apartment units as of September 30, 2011 and March 31, 2011. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months	For the Year
	Ended	Ended
	September 30, 2011	March 31, 2011
Investments per balance sheet, beginning of period	$8,956,651	$10,079,132
Additional investment in Local Limited Partnership	-	2,490,651
Dispositions of Local Limited Partnerships	-	(2,744,276)
Distributions received from Local Limited Partnerships	-	(3,558)
Equity in losses of Local Limited Partnerships	(176,746)	(713,926)
Impairment loss	(215,952)	(82,672)
Amortization of acquisition fees and costs	(34,332)	(68,664)
Amortization of warehouse interest and costs	(18)	(36)
Investments per balance sheet, end of period	$8,529,603	$8,956,651

	For the Six Months	For the Year
	Ended	Ended
	September 30, 2011	March 31, 2011
Investments in Local Limited Partnerships, net	$6,959,959	$7,352,657
Acquisition fees and costs, net of accumulated amortization of $319,491 and $285,159	1,568,799	1,603,131
Capitalized warehouse costs and interest, net of accumulated amortization of $194 and $176	845	863
Investments per balance sheet, end of period	$8,529,603	$8,956,651

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010

Revenues	$2,335,000	$2,143,000

Expenses:
Interest expense	689,000	551,000
Depreciation and amortization	969,000	893,000
Operating expenses	1,770,000	1,611,000
Total expenses	3,428,000	3,055,000

Net loss	$(1,093,000)	$(912,000)
Net loss allocable to the Partnership	$(1,074,000)	$(912,000)
Net loss recorded by the Partnership	$(177,000)	$(398,000)

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

The project was fully completed as of March 31, 2010 and it achieved stabilized operations by June 2010. In June 2010 the property achieved 85% occupancy and has maintained occupancy of 100% as of the date of this filing. Davenport had been awarded state historical tax credits from the State of Iowa, federal historical credits and federal Low Income Housing Tax Credits. The State historical credits was given in the form of a refund check from the State in conjunction with the State tax return filing. The net amount of the check after applicable federal taxes was

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

contributed back to the property to help fund construction shortfalls. Davenport was also allocated additional federal Low Income Housing Tax Credits as well as federal historical tax credits. Upon the Limited Partners’ approval of the dispositions of Sierra Run’s and Fernwood, the Partnership made the additional investment in Davenport. See the exit strategy in Note 1 regarding the dispositions of Sierra’s Run and Fernwood. On July 1, 2010, the Partnership committed additional capital to Davenport in the amount of $2,490,651. This additional commitment generated $408,710 of federal historic credits and $3,582,550 of additional federal Low Income Housing Tax Credits which was allocated to the partners of the Partnership.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,468,670. Accumulated amortization of these capitalized costs was $248,505 and $221,801 as of September 30, 2011 and March 31, 2011, respectively.

(b)	A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $70,986 and $63,358 as of September 30, 2011 and March 31, 2011, respectively.

(c)	Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $81,802 and $78,373 were incurred during the six months ended September 30, 2011 and 2010, respectively. The Partnership paid the General Partner and or its affiliates $0 of those fees during the six months ended September 30, 2011 and 2010.

(d)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $38,637 and $100,000 during the six months ended September 30, 2011 and 2010, respectively.

(e)	A subordinated disposition fee will be paid in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(f)	WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. The accumulated amortization of these financing costs and interest was $194 and $176 as of September 30, 2011 and March 31, 2011.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2011	March 31, 2011

Asset management fee payable	$682,413	$600,611
Advances made to the Partnership from the General Partner or affiliates	2,307	18,608

Total	$684,720	$619,219

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $474,328 and $2,598,328 at September 30, 2011 and March 31, 2011, respectively, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of all periods presented, the Partnership in total had voluntarily advanced $744,516 to a Local Limited Partnership. No advances were made during the six months ended September 30, 2011. All advances were reserved for in full during the period they were advanced.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2011 and 2010, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2011 consisted of $199,000 in cash and cash equivalents, aggregate investments in eight Local Limited Partnerships of $8,530,000. Liabilities at September 30, 2011 consisted of $474, 000 of payables to Local Limited Partnerships and $685,000 in accrued fees and expenses due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010 The Partnership’s net loss for the three months ended September 30, 2011 was $(150,000), reflecting an increase of $16,000 from the $(134,000) net loss experienced for the three months ended September 30, 2010. The increase in net loss is partially due to the $37,000 increase in equity in losses of Local Limited Partnerships. Equity in losses is expected to vary based on the operations of the Local Limited Partnerships. There was a $19,000 decrease in legal and accounting fees for the three months ended September 30, 2011 due to the timing of the work performed. Additionally, the reporting fees increased by $4,000 for the three months ended September 30, 2011. Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010 The Partnership’s net loss for the six months ended September 30, 2011 was $(527,000), reflecting a decrease of approximately $101,000 from the $(628,000) net loss experienced for the six months ended September 30, 2010. Equity in losses of Local Limited Partnerships decreased by $221,000 for the six months ended September 30, 2011. Equity in losses is expected to vary based on the operations of the Local Limited Partnerships. The decrease in net loss was also due to an $85,000 gain on sale of Local Limited Partnerships for the six months ended September 30, 2010 compared to no gain on sale during the six months ended September 30, 2011. The disposition of Local Limited Partnerships will vary from period to period depending on the Housing Complexes that have been identified for disposition and the closing dates of such transactions. Additionally, impairment loss increased by $(133,000) for the six months ended September 30, 2011. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. There was a $98,000 decrease in legal and accounting fees due to the timing of the work performed. The asset management fees and expense increased by $(3,000) for the six months ended September 30, 2011. These fees are calculated based on the Invested Assets, which increased due to the additional investment made in Davenport.

Liquidity and Capital Resources

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010 The net decrease in cash and cash equivalents during the six months ended September 30, 2011 was $(2,159,000) compared to a net increase in cash and cash equivalents during the six months ended September 30, 2010 of $1,896,000. The change is due primarily to the fact that during the six months ended September 30, 2010, the Partnership received $2,829,000 in cash proceeds as a result of selling its interest in two of the Local Limited Partnerships. Additionally, the Partnership paid $2,124,000 in capital contributions to Local Limited Partnerships during the six months ended September 30, 2011, compared to $69,000 paid during the six months ended September 30, 2010. The capital contributions will vary over time depending on when certain benchmarks are met by the Local Limited Partnerships. During the six months ended September 30, 2010, the Partnership advanced $(357,000) to two Local Limited Partnerships. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Also, the Partnership paid $(100,000) to the General Partner or an affiliate as reimbursement for operating expenses that were paid on the Partnerships behalf during the six months ended September 30, 2010, compared to $(39,000) reimbursed during the six months ended September 30, 2011. Such payments can vary depending on the cash position of the Partnership. The Partnership collected $4,000 more in reporting fees for the year ended September 30, 2011 compared to the year ended September, 2010. The Local Limited Partnerships received $4,000 in distribution during the six months ended September 30, 2010 compare to no such payments ended September 30, 2011. These fees vary as Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the six months ended September 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $66,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2011 and March 31, 2011, (ii) the Condensed Statements of Operations for the three-month and six- month periods ended September 30, 2011 and September 30, 2010, (iii) the Condensed Statements of Cash Flows for the six months ended September 30, 2011 and September 30, 2010 and (iv) the Notes to Condensed Financial Statements.

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

