Form 10-K
period 2012-03-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2012-12-03
CIK 1321228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

NONE

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

INDEX TO FORM 10-K

TABLE OF CONTENTS

 For the fiscal year end March 31, 2011

PART I.

Item 1. Business

Organization

WNC Housing Tax Credit Fund, VI, L.P., Series 13 (the “Partnership”) was formed under the California Revised Limited Partnership Act on February 7, 2005, and commenced operations on December 14, 2005. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies (the “Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership or operating agreement (the “Local Limited Partnership Agreement”).

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

Description of Business

The Partnership’s principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership’s principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15-year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is not seeking to sell its Local Limited Partnership Interests. And, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict when the liquidation of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership’s Agreement of Limited Partnership dated February 7, 2005 (the “Partnership Agreement”), would occur. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. Until a Local Limited Partnership Interest or the related Housing Complex is sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex.

The Partnership originally invested in ten Local Limited Partnerships, two of which have been sold or otherwise disposed of as of March 31, 2011. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the Federal Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low or moderate income housing.

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

The following table reflects the end of the ten-year credit period and the fifteen-year Compliance Period of each Housing Complex:

Local Limited Partnership Name	Expected last year of credit delivery	15-year Expiration Date

909 4th YMCA , L.P.	2010	2014
Crestview Housing, L.P.	2018	2022
Davenport Housing VII, L.P.	2019	2023
FDI-Country Square, LTD	2017	2021
FDI-Park Place, LTD	2017	2021
Grove Village, L.P.	2017	2021
Head Circle, L.P.	2016	2020
Pleasant Village, L.P.	2017	2021

With that in mind, as of March 31, 2011, except as indicated in the following two paragraphs, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have completed the ten-year credit period. Once the Housing Complexes have done so, the review will take into consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

During the year ended March 31, 2010, on December 24, 2009, the Partnership identified two Local Limited Partnerships, Fernwood Meadows, L.P. (“Fernwood”) and Sierra’s Run, L.P. (“Sierra’s Run”) for disposition in order to generate sufficient equity to complete the purchase of additional low income housing tax credits for Davenport Housing VII, L.P.  (“Davenport”, see Note 2 to the audited financial statements).  On February 12, 2010, Fernwood and Sierra’s Run were sold, subject to a condition that the Limited Partners subsequently approve the sales by a majority in interest of the Limited Partners. The approval of the Limited Partners was sought as the transfers were to a limited partnership that is affiliated with the General Partner.  Fernwood and Sierra’s Run were sold for an aggregate purchase price of $2,829,428.

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

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex was not restored within a reasonable period of time. Any liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values equal to or less than the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of March 31, 2011, 2010 and 2009, the Partnership had reduced the carrying amount to $0 with respect to three, one and one of its investments, respectively.

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

A loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2011, 2010, and 2009, impairment loss related to investments in Local Limited Partnerships was $82,672, $1,169,440, and $80,344, respectively.

Properties under development may not be completed. The Partnership invests in Housing Complexes which are under development. If a Housing Complex is not completed, the Partnership could lose any capital it invested in the Housing Complex. In general, investment in an uncompleted Housing Complex involves more risk than the purchase of a completed property. The Local General Partners’ ability to complete development and construction and rent the property may be affected by conditions beyond their control. If a property is not constructed as anticipated, the permanent loan commitment might be of no effect. The lender could refuse to advance the permanent loan, and the Local Limited Partnership might be unable to repay the construction loan. Furthermore, a decision to invest in an uncompleted Housing Complex is made based on projections of rental income and expenses. Whether the Housing Complex will operate at such projected income and expense levels cannot be known.

If a loan made to a Local Limited Partnership is not repaid, the amount of capital available for investment would be reduced. The Partnership has or may make a loan to a Local Limited Partnership before the Partnership’s acquisition of an interest therein. If the Partnership doesn’t invest in the Local Limited Partnership, the Local Limited Partnership might not repay the loan. If the Local Limited Partnership doesn’t repay the loan, the amount of capital available for investment in Local Limited Partnerships would be reduced.

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

Limitations on liability of the General Partner to the Partnership. The ability of Limited Partners to sue the General Partner and its affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and its affiliates to the Limited Partners. The General Partner and its affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and its affiliates than would be the case if such provisions were not included in the Partnership Agreement.

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

The interests of Limited Partners may conflict with the interests of the General Partner and its affiliates. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership’s investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner’s share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that the General Partner may make investments which are less desirable, or on terms which are less favorable, to the Partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner and the capital contributions payable to Local Limited Partnerships. The asset management fees payable increased by approximately $164,000, $179,000 and $161,000 for the years ended March 31 2011, 2010 and 2009, respectively. The payables due to the Local Limited Partnerships increased (decreased) by approximately $1,906,000,$(418,000), and $(2,244,000) for the years ended March 31, 2011, 2010 and 2009, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately$164,000 per year through the termination of the Partnership, which must occur no later than December 31, 2070. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2013.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
909 4th YMCA, L.P.	Seattle, Washington	YMCA of Greater Seattle	$508,000	$508,000	20	$686,000	$-

Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	1,973,000	1,885,000	24	2,268,000	749,000

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	4,744,000	2,475,000	20	6,029,000	3,216,000

FDI-Country Square, LTD.	Lone Star, Texas	Fieser Holdings, Inc.	605,000	605,000	24	823,000	646,000

FDI-Park Place, LTD.	Bellville, Texas	Fieser Holdings, Inc.	758,000	758,000	40	1,068,000	1,146,000

Grove Village, L.P.	Dallas, Texas	Walker Guardian LLC	3,043,000	2,944,000	232	3,952,000	5,958,000

Head Circle, L.P.	Ruleville, Mississippi	SEMC, Inc.	464,000	464,000	38	657,000	1,434,000

Pleasant Village, L.P.	Dallas, Texas	Walker Guardian LLC	2,850,000	2,708,000	200	3,701,000	5,785,000

			$14,945,000	$12,347,000	598	$19,184,000	$18,934,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if the Housing Complexes are retained and rented in compliance with credit rules for the Compliance Period. Approximately 28% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships.

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

909 4th YMCA, L.P.	$624,000	$(13,000)	99.98%

Crestview Housing, L.P.	119,000	(60,000)	99.98%

Davenport Housing VII, L.P.	70,000	(292,000)	99.98%

FDI-Country Square, LTD.	109,000	(20,000)	99.98%

FDI-Park Place, LTD.	196,000	(9,000)	99.98%

Grove Village, L.P.	1,649,000	(888,000)	99.98%

Head Circle, L.P.	267,000	(36,000)	99.98%

Pleasant Village, L.P.	1,385,000	(693,000)	99.98%

	$4,419,000	$(2,011,000)

WNC Housing Tax Credit Fund VI, L.P., Series 13

			Occupancy Rates
Local Limited			As of December 31,
Partnership Name	Location	General Partner Name	2010	2009		2008	2007	2006

909 4th YMCA, L.P.	Seattle, Washington	YMCA of Greater Seattle	95%	100%		95%	90%	70%

Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	92%	83%		100%	(1)	(2)

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	95%	15%	(3)	(1)	(1)	(2)

FDI-Country Square, LTD.	Lone Star, Texas	Fieser Holdings, Inc.	100%	100%		96%	96%	25%

FDI-Park Place, LTD.	Bellville, Texas	Fieser Holdings, Inc.	93%	90%		85%	95%	85%

Fernwood Meadows, L.P.	Fernley, Nevada	Fernwood Meadow, LLC	N/A	100%		96%	93%	(2)

Grove Village, L.P.	Dallas, Texas	Walker Guardian LLC	94%	72%		88%	96%	53%

Head Circle, L.P.	Ruleville, Mississippi	SEMC, Inc.	100%	97%		97%	95%	100%

Pleasant Village, L.P.	Dallas, Texas	Walker Guardian LLC	91%	82%		93%	86%	66%

Sierra’s Run, L.P.	Fernley, Nevada	Sierra Run, LLC	N/A	95%		86%	71%	(2)
			94%	80%		91%	91%	63%

N/A – This Local Limited Partnership was sold as of the respective year end.

(1) – The Local Limited Partnership was still under construction as of the respective year end.

(2) – The Local Limited Partnership was not acquired by the Partnership as of that respective year end.

(3) – Construction was completed during December 2009, so the Local Limited Partnership was still in the lease up phase.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a)	The Partnership Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b)	At March 31, 2011, there were 951 Limited Partners, respectively, and there were no assignees of Partnership Units who were not admitted as Limited Partners.

(c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. Any such distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented, there were no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2011.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2011	2010	2009	2008	2007
ASSETS

Cash and cash equivalents	$2,357,819	$678,636	$1,522,248	$3,715,123	$11,964,300
Investments in Local Limited Partnerships, net	8,956,651	10,079,132	13,242,305	15,943,480	8,726,771
Prepaid acquisition fees and costs	-	-	-	-	910,151

Total Assets	$11,314,470	$10,757,768	$14,764,553	$19,658,603	$21,601,222

LIABILITIES

Payables to Local Limited Partnerships	$2,598,328	$692,220	$1,110,039	$3,353,604	$3,641,780
Accrued fees and expenses due to General Partner and affiliates	619,219	993,507	291,539	111,896	83,688
Accrued expenses	-	-	-	17,765	8,000

Total Liabilities	3,217,547	1,685,727	1,401,578	3,483,265	3,733,468

PARTNERS’ EQUITY	8,096,923	9,072,041	13,362,975	16,175,338	17,867,754

Total Liabilities and Partners’ Equity	$11,314,470	$10,757,768	$14,764,553	$19,658,603	$21,601,222

Selected results of operations, cash flows, and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2011	2010	2009	2008	2007

Loss from operations	$(349,683)	$(2,380,615)	$(381,550)	$(254,475)	$(148,071)
Equity in losses of Local Limited Partnerships	(713,926)	(1,861,108)	(2,443,000)	(1,859,713)	(453,675)
Gain on sale of Local Limited Partnerships	85,349	-	-	-	-
Interest income	3,142	789	12,187	303,809	402,245

Net loss	$(975,118)	$(4,240,934)	$(2,812,363)	$(1,810,379)	$(199,501)

Net loss allocated to:
General Partner	$(975)	$(4,241)	$(2,812)	$(1,810)	$(200)

Limited Partners	$(974,143)	$(4,236,693)	$(2,809,551)	$(1,808,569)	$(199,301)

Net loss per Partnership Unit	$(46.43)	$(201.93)	$(133.91)	$(86.20)	$(11.42)

Outstanding Weighted Partnership Units	20,981	20,981	20,981	20,981	17,456

Note 1 – Loss from operations for the years ended March 31, 2011, 2010, 2009, 2008 and 2007 includes a charge for impairment losses on investments in Local Limited Partnerships of$82,672, $1,169,440, $80,344, $0, and $0 respectively (see Note 2 to the audited financial statements).

	For the Years Ended March 31,
	2011	2010	2009	2008	2007
Net cash provided by (used in):

Operating activities	$(569,457)	$(439,718)	$(58,441)	$144,675	$317,304
Investing activities	2,248,640	(403,894)	(2,134,434)	(8,511,815)	(5,919,684)
Financing activities	-	-	-	117,963	12,319,078

Net change in cash and cash equivalents	1,679,183	(843,612)	(2,192,875)	(8,249,177)	6,716,698

Cash and cash equivalents, beginning of period	678,636	1,522,248	3,715,123	11,964,300	5,247,602

Cash and cash equivalents, end of period	$2,357,819	$678,636	$1,522,248	$3,715,123	$11,964,300

Low Income Housing Tax Credits per Partnership Unit were as follows for the year and period ended December 31:

	2010	2009	2008	2007	2006

Federal	$88	90	86	$43	6
State	-	-	-	-	$-

Total	$88	90	86	$43	$6

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and any estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 27.5 years (See Notes 2 and 3 to the financial statements).

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

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2011 consisted of $2,358,000 in cash and cash equivalents and aggregate investments in eight Local Limited Partnerships of $8,957,000(See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2011 consisted of $2,598,000 of payables due to Local Limited Partnerships and $619,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2011 Compared to Year Ended March 31,2010 The Partnership’s net loss for the year ended March 31, 2011 was $(975,000), reflecting a decrease of $3,266,000 from the net loss experienced for the year ended March 31, 2010 of $(4,241,000). An impairment loss of $(83,000) was recorded for the year ended March 31, 2011, compared to impairment loss of $(1,169,000) for the year ended March 31, 2010. The impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of low income housing tax credit that were allocated each year to the Partnership. In addition, there was a $846,000 decrease in write off of advances to Local Limited Partnerships. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The asset management expenses decreased by $4,000 for the year ended March 31, 2011. These costs can fluctuate from year to year depending on the timing of the site visits to the Local Limited Partnerships. The accounting and legal fees increased by $(63,000) for the year ended March 31, 2011 compared to the year ended March 31, 2010, due to the timing of the accounting work being performed. The equity in losses of Local Limited Partnerships decreased by $(1,147,000) for the year ended March 31, 2010. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Other income increased by $124,000 for the year ended March 31, 2011 due to the recovery of previously written off advances. No such recoveries were made during the year ended March 31, 2010. Lastly, two Local Limited Partnerships were sold for a gain of $85,000 during the year ended March 31, 2011. No sales occurred during the year ended March 31, 2010.

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

Liquidity and Capital Resources

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010 The net increase in cash and cash equivalents during the year ended March 31, 2011 was $1,679,000 compared to a net decrease in cash and cash equivalents during the year ended March 31, 2010 of $(844,000). The change of $2,523,000 was due primarily to the fact that during the year ended March 31, 2011, the Partnership received $2,829,000 in cash proceeds as a result of selling its interest in two of the Local Limited Partnerships. Additionally, the Partnership paid $(157,000) in capital contributions to Local Limited Partnerships during the year ended March 31, 2011 compared to $(407,000) in capital contributions paid during the year ended March 31, 2010. The capital contributions will vary over time depending on when certain benchmarks are met by the Local Limited Partnerships. During the year ended March 31, 2011, the Partnership advanced $(427,000) to two Local Limited Partnerships compared to $(846,000) advanced during the year ended March 31, 2010.. Also, the Partnership paid $(285,000) to the General Partner or an affiliate as reimbursement for operating expenses that were paid on the Partnerships behalf during the year ended March 31, 2011 compared to no reimbursements paid during the year ended December 31, 2010. Such payments can vary depending on the cash position of the Partnership.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased (decreased) by approximately $(374,000), $702,000, and $180,000 for the years ended March 31, 2011, 2010 and 2009, respectively.

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

Other Matters

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

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2010:

	2012	2013	2014	2015	2016	Thereafter	Total

Asset management fees (1)	$782,823	$163,604	$163,604	$163,604	$163,604	$8,834,616	$10,271,855
Payable to Local Limited Partnerships	2,598,328	-	-	-	-	-	2,598,328
Total contractual cash obligations	$3,381,151	$163,604	$163,604	$163,604	$163,604	$8,834,616	$12,870,183

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2070. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2070. Fernwood and Sierra’s Run have been sold and therefore have been excluded. Amounts due to the General Partner as of March 31, 2011 have been included in the 2012 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Report of Independent Registered
Public Accounting Firm

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 13

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 13 (the Partnership) as of March 31, 2011 and 2010, and the related statements of operations, partners’ deficit and cash flows for each of the years in the three-year period ended March 31, 2011. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships for which investments represent $6,921,020 and $7,315,837 of the total Partnership assets as of March 31, 2011 and 2010, respectively and $388,804, $1,748,564 and $2,254,801 of the total Partnership loss for the years ended March 31, 2011, 2010 and 2009, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 13 as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CohnReznick LLP

Bethesda, Maryland
December 3, 2012

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners

Crestview Housing, Ltd.

Kalispell, Montana

and

USDA Rural Development Servicing Office

Kalispell, Montana

We have audited the accompanying balance sheets of Crestview Housing, Ltd., RHS Project No. 31-015-387826946, as of December 31, 2010 and 2009 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crestview Housing, Ltd. as of December 31, 2010 and 2009 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated September 8, 2011 on our consideration of Crestview Housing, Ltd.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Metairie, Louisiana

September 8, 2011

3421 N. Causeway Blvd., Suite 701. Metairie, LA 70002	Telephone (504) 837-0770	● Fax (504) 837-7102

   Member of

IGAF Worldwide - Member Firms in Principal Cities ●  PCAOB - Public Company Accounting Oversight Board

AICPA Centers ● Center for Public Company Audit Firms (SEC)

Governmental Audit Quality Center ● Private Companies Practice Section (PCPS)

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Davenport Housing VII, L.P.

Davenport, Iowa

We have audited the accompanying balance sheet of Davenport Housing VII, L.P., as of December 31, 2010 and 2009 and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davenport Housing VII, L.P. as of December 31, 2010 and 2009 and the results of its operations, changes in partners’ capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Metairie, Louisiana

September 7, 2012

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102

201 St. Charles Ave., Suite 2500 ● New Orleans, LA 70170 ● Telephone (504) 599-5905 ● Fax (504) 837-7102

www.pmlcpa.com

Member of

IGAF POLARIS - A Global Association of Independent Firms ● PCAOB - Public Company Accounting Oversight Board

 AICPA: Centers for Public Company Audit Firms (SEC) ● Governmental Audit Quality Center ● Private Companies Practice Section (PCPS)

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Head Circle, L.P.

Ruleville, Mississippi

and

USDA Rural Development Servicing Office

Greenville, Mississippi

We have audited the accompanying balance sheets of Head Circle, L.P., RHS Project No, 28-067-038654099, as of December 31, 2010 and 2009 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Head Circle, L.P. as of December 31, 2010 and 2009 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 2011 on our consideration of Head Circle, L.P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Metairie, Louisiana

January 27, 2011

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102

  Member of

IGAF Worldwide - Member Firms in Principal Cities ●  PCAOB - Public Company Accounting Oversight Board

AICPA Centers ● Center for Public Company Audit Firms (SEC)

Governmental Audit Quality Center ● Private Companies Practice Section (PCPS)

PAILET, MEUNIER and LeBALNC, L.L.P.

Certified Public Accountants

Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners

HEAD CIRCLE, L P.

Ruleville, Mississippi

and

USDA Rural Development Servicing Office

Greenville, Mississippi

We have audited the accompanying balance sheets of HEAD CIRCLE, L. P., RHS PROJECT NO. 28-067-038654099, as of December 31, 2009 and 2008 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HEAD CIRCLE, L. P. as of December 31, 2009 and 2008 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2010 on our consideration of HEAD CIRCLE, L. P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant . agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed In accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Metairie, Louisiana

January 18, 2010

 3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102

 Member of

IGAF Worldwide - Member Firms in Principal Cities ●  PCAOB - Public Company Accounting Oversight Board

AICPA Centers ● Center for Public Company Audit Firms (SEC)

Governmental Audit Quality Center ● Private Companies Practice Section (PCPS)

Douglas W. Child, CPA

Marty D. Van Wagoner, CPA

J. Russ Bradshaw, CPA

William R. Denney, CPA

Roger B. Kennard, CPA

Russell E, Anderson, CPA

Scott L. Fames

1284 W. Flint Meadow Dr. #D

Kaysville, UT 84037-9590

Telephone 801.927.1337

Facsimile 801.927.1344

5296 S. Commerce Dr. #300

(53rd So. @1-15)

SLC.UT 84107-5370

Telephone 801.281.4700

Facsimile 801.281.4701

Suite B,4F,

North Cape Commercial Bldg.

398 King’s Road

North Point, Hong Kong

www.cpaone.net

Report of Independent Registered Public Accounting Firm

To the Partners

Fernwood Meadows, L.P.
Fernley, Nevada

We have audited the accompanying balance sheets of Fernwood Meadows, L.P. (the Partnership), as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ equity and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States of America) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan arid perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31,2009 and 2008, and the results of its operations and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 22, 2010, on our consideration of the Partnership’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Child, Van Wagoner &Bradshaw

Child, Van Wagoner & Bradshaw,PLLC
Kaysville, Utah
March 22, 2010

Loveridge Hunt & Co., PLLC

CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR’S REPORT ON FINANCIAL STATEMENTS

Partners

Grove Village Limited Partnership

Portland, Oregon

We have audited the accompanying balance sheet of Grove Village Limited Partnership, owner of Grove Village Apartments HUD Section 8 Contract Nos. TX16L00024 and TX16M000311, as of December 31, 2009, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Village Limited Partnership as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information on pages 12 through 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

11100 NE 8th Street, Suite 410, Bellevue, WA 98004-4441 PHONE (425) 453-2088 FAX (425) 646-3368

INDEPENDENT AUDITOR’S REPORT ON FINANCIAL STATEMENTS - (CONTINUED)

In accordance with Government Auditing Standards, we have also issued a report dated March 30, 2010, on our consideration of the Partnership’s internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated March 30, 2010 on compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters that could have a direct and material effect on a major HUD-assisted program. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

March 30, 2010

PAILET, MEUNIER and LeBLANC, L.L.P

Certified Public Accountants

Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners

Grove Village Limited Partnership

Portland, Oregon

We have audited the accompanying balance sheets of Grove Village Limited Partnership, owner of Grove Village Apartments, HUD Section 8 Contract Nos. TX16L00024 and TX16M000311, as of December 31, 2008, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Village Limited Partnership as of December 31, 2008 and the results of its operations, changes in partners’ equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated May 7, 2009, on our consideration of Grove Village Limited Partnership’s internal control, and reports dated May 7, 2009, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Metairie, Louisiana

May 7, 2009

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102
Member of

Member Firms in Principal Cities ● PCAOB - Public Company Accounting Oversight Board

AICPA: Center for Public Company Audit Firms (SEC) ● Governmental Audit Quality Center ● Private Companies Practice Section (PCPS)

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners

Pleasant Village Limited Partnership

Portland, Oregon

We have audited the accompanying balance sheets of Pleasant Village Limited Partnership, HUD Section 8 Contract Nos. TX16L0G0047 and TX16M000310, as of December 31, 2009, and the related statements of income, changes in partners’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Village Limited Partnership, HUD Section 8 Contract Nos. TX16L000047 and TX16M000310, as of December 31. 2009 and the results of its operations, changes in partners’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated April 22, 2010, on our consideration of Pleasant Village Limited Partnership’s internal control, and reports dated April 22, 2010, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

 Metairte, Louisiana

April 22, 2010

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102

201 St. Charles Ave., Suite 2500 ● New Orleans, LA 70170 ● Telephone (504) 599-5905 ● Fax (504) 837-7102

 www.pmlepa.com

Member of

Member Firms in Principal Cities ● PCAOB - Public Company Accounting Oversight Board

AICPA: Center for Public Company Audit Firms (SEC) ● Governmental Audit Quality Center ● Private Companies Practice Section (PCPS)

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners

Pleasant Village Limited Partnership

Portland, Oregon

We have audited the accompanying balance sheets of Pleasant Village Limited Partnership, HUD Section 8 Contract Nos. TX16L000047 and TX16M000310, as of December 31, 2008, and the related statements of income, changes in partners’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we .plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Village Limited Partnership, HUD Section 8 Contract Nos. TX16L000047 and TX16M000310, as of December 31, 2008 and the results of its operations, changes in partners’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated May 7, 2009, on our consideration of Pleasant Village Limited Partnership’s internal control, and reports dated May 7, 2009, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Metairie, Louisiana

May 7, 2009

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102

 Member of

Member Firms in Principal Cities ● PCAOB - Public Company Accounting Oversight Board

AICPA: Center for Public Company Audit Firms (SEC) ● Governmental Audit Quality Center ● Private Companies Practice Section (PCPS)

Douglas W. Child, CFA

Marty D. Van Wagoner, CPA

J. Russ Bradshaw, CPA

William R. Denney, CPA

Roger B. Kennard, CPA

Russell E.Anderson, CPA

Scott L. Fames

1284 W. Flint Meadow Dr. #D
Kaysville,UT 84037-9590
Telephone 801.927.1337

Facsimile 801.927.1344

5298 S. Commerce Dr, #300

(53rdSo.@l-15)

SLC,UT 64107-5370

Telephone 801.281.4700

Facsimile 801.281.4701

Suite B,4F,

North Cape Commercial Bldg.

398 King’s Road

North Point, Hong Kong

www.cpaone.net

Report of Independent Registered Public Accounting Firm

To the Partners

Sierra’s Run L.P.

Fernley, Nevada

We have audited the accompanying balance sheets of Sierra’s Run L.P. (the Partnership) as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 19, 2010, on our consideration of the Partnership’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters, The purpose of that report is to describe the scope of ourtesting of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in alt material respects, in relation to the basic financial statements taken as a whole.

 /s/ Child, Van Wagoner & Bradshaw

Child, Van Wagoner & Bradshaw, PLLC

Kaysville, Utah

March 19, 2010

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

BALANCE SHEETS

	2011	2010
ASSETS
Cash and cash equivalents	$2,357,819	$678,636
Investments in Local Limited Partnerships, net (Notes 2 and 3)	8,956,651	10,079,132
Total Assets	$11,314,470	$10,757,768

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$2,598,328	$692,220
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	619,219	993,507
Total Liabilities	3,217,547	1,685,727

Partners’ equity (deficit)
General Partner	(10,012)	(9,037)
Limited Partners (25,000 Partnership Units authorized, 20,981, Partnership Units issued and outstanding)	8,106,935	9,081,078

Total Partners’ Equity (Deficit)	8,096,923	9,072,041

Total Liabilities and Partners’ Equity	$11,314,470	$10,757,768

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2011	2010	2009

Reporting fees	$157	$-	$7,333
Other income	123,970	-	-

Total operating income	124,127	-	7,333

Operating expenses and loss:
Amortization	68,700	68,700	68,700
Asset management fees	163,604	178,455	178,693
Asset management expenses	7,375	11,137	15,047
Accounting and legal fees	140,136	77,592	19,861
Write off of advances to a Local Limited Partnership (Note 6)	-	846,175	22,311
Impairment loss	82,672	1,169,440	80,344
Other	11,323	29,116	3,927

Total operating expenses and loss	473,810	2,380,615	388,883

Loss from operations	(349,683)	(2,380,615)	(381,550)

Equity in losses of Local Limited Partnerships	(713,926)	(1,861,108)	(2,443,000)

Gain on sale of Local Limited Partnerships	85,349	-	-

Interest income	3,142	789	12,187

Net loss	$(975,118)	$(4,240,934)	$(2,812,363)

Net loss allocated to:
General Partner	$(975)	$(4,241)	$(2,812)

Limited Partners	$(974,143)	$(4,236,693)	$(2,809,551)

Net loss per Partnership Unit	$(46.43)	$(201.93)	$(133.91)

Outstanding weighted Partnership Units	20,981	20,981	20,981

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2011, 2010 and 2009

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(1,984)	$16,177,322	$16,175,338

Net loss	(2,812)	(2,809,551)	(2,812,363)

Partners’ equity (deficit) at March 31, 2009	(4,796)	13,367,771	13,362,975

Syndication costs	-	(50,000)	(50,000)

Net loss	(4,241)	(4,236,693)	(4,240,934)

Partners’ equity (deficit) at March 31, 2010	(9,037)	9,081,078	9,072,041

Net loss	(975)	(974,143)	(975,118)

Partners’ equity (deficit) at March 31, 2011	$(10,012)	$8,106,935	$8,096,923

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(975,118)	$(4,240,934)	$(2,812,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	68,700	68,700	68,700
Equity in losses of Local Limited Partnerships	713,926	1,861,108	2,443,000
Impairment loss	82,672	1,169,440	80,344
Gain on sale of Local Limited Partnerships	(85,349)	-	-
Decrease in accrued expenses	-	-	(17,765)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(374,288)	701,968	179,643

Net cash used in operating activities	(569,457)	(439,718)	(58,441)

Cash flows used in investing activities:
Capital contributions paid	(157,205)	(407,453)	(2,135,434)
Proceeds from sale of Local Limited Partnerships	2,829,428	-	-
Distributions received from Local Limited Partnerships	3,558	3,559	1,000
Advances to Local Limited Partnerships	(427,141)	(846,175)	(22,311)
Write off of advances to Local Limited Partnerships	-	846,175	22,311

Net cash provided by (used in) investing activities	2,248,640	(403,894)	(2,134,434)

Net increase (decrease) in cash and cash equivalents	1,679,183	(843,612)	(2,192,875)

Cash and cash equivalents, beginning of period	678,636	1,522,248	3,715,123

Cash and cash equivalents, end of period	$2,357,819	$678,636	$1,522,248

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS - CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

	2011	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$800	$800	$800

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES
The Partnership increased its investment in Local Limited Partnerships for unpaid capital contributions payable to Local Limited Partnerships	$2,490,651	$-	$-
The Partnership decreased its investment in Local Limited Partnerships and capital contributions payable to Local Limited Partnerships for tax credit adjusters	$-	$10,366	$108,131
The Partnership decreased its investment in Local Limited Partnerships and Limited Partners’ equity for syndication costs	$-	$50,000	$-
The Partnership decreased its advances to Local Limited Partnerships and decreased its due to Local Limited Partnerships for conversion of advances receivable to capital contributions paid.	$427,141	$-	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

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

For the Years Ended March 31, 2011, 2010 and 2009

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

For the Years Ended March 31, 2011, 2010 and 2009

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

With that in mind, as of March 31, 2011, except as indicated in the following two paragraphs, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have completed the ten-year credit period. Once the Housing Complexes have done so, the review will take into consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

During the year ended March 31, 2010, on December 24, 2009, the Partnership identified two Local Limited Partnerships, Fernwood Meadows, L.P. (“Fernwood”) and Sierra’s Run, L.P. (“Sierra’s Run”) for disposition in order to generate sufficient equity to complete the purchase of additional low income housing tax credits for Davenport Housing VII, L.P. (“Davenport”, see Note 2 to the audited financial statements). On February 12, 2010, Fernwood and Sierra’s Run were sold, subject to a condition that the Limited Partners subsequently approve the sales by a majority in interest of the Limited Partners. The approval of the Limited Partners was sought as the transfers were to a limited partnership that is affiliated with the General Partner. Fernwood and Sierra’s Run were sold for an aggregate purchase price of $2,829,428.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

For the Years Ended March 31, 2011, 2010 and 2009

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2011 and 2010, the Partnership had cash equivalents of $92,524 and $319,375, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentration of Credit Risk

At March 31, 2011 and 2010, the Partnership maintained cash and cash equivalent balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

Amortization

Acquisition fees and costs included in investments in Local Limited Partnerships are being amortized over 27.5 years using the straight-line method. Amortization expense for all periods presented was $68,700.Future estimated amortization expense for each of the years through March 31, 2016 is $68,700.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2011, 2010 and 2009 impairment loss related to investments in Local Limited Partnerships was $82,672, $1,169,440, and $80,344, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investment in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During each of the years ended March 31, 2011, 2010, and 2009, there was no impairment loss recorded on the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

For the Years Ended March 31, 2011, 2010 and 2009

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of the March 31, 2011 and 2010 the Partnership has acquired limited partnership interests in 8 and 10, Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 598 and 647 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2011 and 2010 is approximately $4,156,000 and $22,000 greater than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnerships financial statements.

At March 31, 2011, the investment account in three of the Local Limited Partnerships has reached zero balance. Consequently, a portion of the Partnerships estimate of its share of losses for the years ended March 31, 2011, 2010 and 2009, amounting to approximately $1,297,000, $2,000, and $0, respectively, have not been recognized. As of March 31, 2011, the aggregate share of net losses not recognized by the Partnership amounted to $1,299,000.

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2011, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $82,672, $1,169,440 and $80,344, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investment in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During each of the years ended March 31, 2011, 2010 and 2009, there was no impairment loss recorded on the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

	For the Years Ended March 31,
	2011	2010	2009
Investments per balance sheet, beginning of period	$10,079,132	$13,242,305	$15,943,480
Additional investment in a Local Limited Partnership	2,490,651	-	-
Dispositions of Local Limited Partnerships	(2,744,276)	-	-
Distributions received from Local Limited Partnerships	(3,558)	(3,559)	(1,000)
Equity in losses of Local Limited Partnerships	(713,926)	(1,861,108)	(2,443,000)
Tax credit adjustments	-	(10,366)	(108,131)
Impairment loss	(82,672)	(1,169,440)	(80,344)
Syndication costs	-	(50,000)	-
Amortization of acquisition fees and costs	(68,664)	(68,664)	(68,664)
Amortization of warehouse interest and costs	(36)	(36)	(36)

Investments per balance sheet, end of period	$8,956,651	$10,079,132	$13,242,305

	For the Years Ended March 31,
	2011	2010	2009

Investments in Local Limited Partnerships, net	$7,352,657	$8,406,438	$11,500,911
Acquisition fees and costs, net of accumulated amortization of $285,159, $216,495, and $147,	1,603,131	1,671,795	1,740,459
Warehouse interest and costs, net of accumulated amortization of $176, $140, and $104	863	899	935
Investments per balance sheet, end of period	$8,956,651	$10,079,132	$13,242,305

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

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

COMBINED CONDENSED BALANCE SHEETS

	2010	2009
ASSETS

Buildings and improvements, net of accumulated depreciation of $9,481,000, and$7,838,000	$39,922,000	$46,724,000
Land	3,063,000	2,371,000
Other assets	1,997,000	2,257,000
Total Assets	$44,982,000	$51,352,000

LIABILITIES

Mortgage and construction loans payable	$18,934,000	$25,260,000
Due to related parties	10,218,000	5,538,000
Other liabilities	3,156,000	2,609,000
Total Liabilities	32,308,000	33,407,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 13	4,801,000	10,057,000
Other partners	7,873,000	7,888,000
Total Partners’ Equity	12,674,000	17,945,000
Total Liabilities and Partners’ Equity	$44,982,000	$51,352,000

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009	2008

Revenues	$4,538,000	$4,617,000	$4,516,000

Expenses:
Operating expenses	3,491,000	3,468,000	3,847,000
Interest expense	1,108,000	1,137,000	1,219,000
Depreciation and amortization	1,950,000	1,926,000	1,894,000

Total expenses	6,549,000	6,531,000	6,960,000

Net loss	$(2,011,000)	$(1,914,000)	$(2,444,000)

Net loss allocable to the Partnership	$(2,011,000)	$(1,914,000)	$(2,443,000)

Net loss recorded by the Partnership	$(714,000)	$(1,861,000)	$(2,443,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Certain Local Limited Partnerships have incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership’s investment in certain Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31,2011, and 2010, the Partnership had incurred cumulative acquisition fees of $1,468,670 which were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $221,801, and $168,393, as of March 31, 2011, and 2010, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of March 31, 2011 and 2010, the Partnership incurred cumulative acquisition costs of $419,620 which were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $63,358, and $48,102, as of March 31, 2011, and 2010, respectively.

An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $163,604, $178,455, and $178,693 were incurred during the years ended March 31, 2011, 2010, and 2009, respectively, of which$0, $0, and $18,000, was paid during the years ended March 31, 2011, 2010, and 2009, respectively.

The Partnership will reimburse the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $285,055, $0, and $19,886 during the years ended March 31, 2011, 2010, and 2009, respectively.

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

WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. The accumulated amortization of these financing costs and interest was $176, and $140 as of March 31, 2011, and 2010, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

	March 31,
	2011	2010
Asset management fee payable	$600,611	$437,007
Reimbursements for expenses paid by the General Partner or an affiliate	18,608	148,330
Advances from the General Partner or an affiliate	-	408,170

Total	$619,219	$993,507

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2013.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances. During the years ended March 31, 2011, 2010, and 2009, payables to Local Limited Partnerships were increased (reduced) for tax credit adjusters in the amounts of $0, $(10,366), and $(108,131), respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 5 -QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2011

Income	$-	-	-	124,000

Operating expenses	(232,000)	(84,000)	(74,000)	(84,000)

Gain (loss) from operations	(232,000)	(84,000)	(74,000)	40,000

Equity in losses of Local Limited Partnerships	(347,000)	(51,000)	(51,000)	(264,000)

Gain on sale	85,000	-	-	-

Interest income	-	1,000	1,000	1,000

Net loss	(494,000)	(134,000)	(124,000)	(223,000)

Net loss available to Limited Partners	(494,000)	(134,000)	(124,000)	(222,000)

Net loss per Partnership Unit	(24)	(6)	(6)	(11)

	June 30	September 30	December 31	March 31

2010

Income	$-	$-	$-	$-

Operating expenses	(517,000)	(474,000)	(1,122,000)	(268,000)

Loss from operations	(517,000)	(474,000)	(1,122,000)	(268,000)

Equity in losses of Local Limited Partnerships	(611,000)	(611,000)	(585,000)	(54,000)

Interest income	1,000	-	-	-

Net loss	(1,127,000)	(1,085,000)	(1,707,000)	(322,000)

Net loss available to Limited Partners	(1,126,000)	(1,084,000)	(1,705,000)	(322,000)

Net loss per Partnership Unit	(54)	(52)	(81)	(15)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

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

NOTE 6 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the year ended March 31, 2011, the Partnership voluntarily advanced $427,141 to one Local Limited Partnership in which the Partnership is a limited partner, which was later converted to a capital contribution payment to the Local Limited Partnership. Advances in the amount of $846,175 and $22,311 were made to the same Local Limited Partnership for period ended March 31, 2010, and 2009, respectively. The Local Limited Partnership had been experiencing construction issues. The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded in full for both periods. During the year ended March 31, 2011, $123,970 of the advances that were previously reserved for were repaid to the Partnership.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2011. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31 2011. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Kelly Henderson	Senior Vice President – Legal Affairs
AnandKannan	Senior Vice President – Development
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 81, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 49, is President, Chief Executive Officer, Secretary, a Director, and a member of the Acquisition Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is an Executive Vice President, Chief Operating Officer, chair of the Acquisition Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer, age 59, is an Executive Vice President, a member of the Acquisition Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Darrick Metz, age 41, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 53, is Senior Vice President – Fund Management and, accordingly, oversees the fund management group, of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Melanie R. Wenk, age 43, is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Kelly Henderson, age 40, is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan, age 32, is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac& Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in Economics with an emphasis in Accounting.

Paula Hall, age 45, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group, of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 48, is Vice President – Acquisitions, and oversees the property underwriting activities, of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Thomas F. Maxwell, age 60, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the tax credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national tax credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English and from Boston University in 1980 with a Master of Business Administration degree.

Kay L. Cooper, age 75, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 49, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

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

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliates shall receive from the Partnership an annual Asset Management Fee in an amount not to exceed 0.5% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving Government Assistance. “Invested Assets” means the sum of the Partnership’s original investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $163,604, $178,455 and $178,693, were incurred during the years ended March 31, 2011, 2010 and 2009, respectively, of which $0, $0, and $18,000, was paid for the years ended March 31, 2011, 2010 and 2009, respectively.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its Affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership’s investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partners or their Affiliates respecting the Properties owned by Local Limited Partnerships. The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future. None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

(b)	Operating Expenses

Reimbursement to a General Partner or any of its Affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report). The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “controlling person” of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, “controlling person” includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $18,608, $148,330 and $32,987, for the years ended March 31, 2011, 2010 and 2009, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $285,055, $0 and $19,886, during the years ended March 31, 2011, 2010 and 2009, respectively.

(c)	Interest in Partnership

The General Partner receives .10% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,858,$1,898 and $1,796 for the years ended December 31, 2010, 2009 and 2008, respectively. The General Partner is also entitled to receive ..10% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2011, 2010, and 2009. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2011, 2010, and 2009.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2011	2010

Audit Fees	$85,887	$63,573
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-

TOTAL	$88,922	$66,608

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2011 and 2010

Statement of Operations for the years ended in March 31, 2011, 2010 and 2009

Statement of Partners’ Equity (Deficit) for the year ended in March 31, 2011, 2010 and 2009

Statement of Cash Flows for the years ended in March 31, 2011, 2010 and 2009

Notes to Financial Statements

(a)(2)	List of Financial statement schedules:

Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits

3.1	Agreement of Limited Partnership dated February 7, 2005 filed in the Post-Effective Amendment No. 1 on July 11, 2006 is hereby incorporated herein by reference as exhibit 3.1

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.2	Financial Statements of Davenport Housing VII, L.P. for the years ended December 31, 2009 and 2010 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership.

99.3	Financial Statements of Grove Village Limited Partnership for the years ended December 31, 2009 and 2008 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership.

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2011 and 2010, (ii) the Statements of Operations for the years ended March 31, 2011, 2010 and 2009, (iii) the Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009 and (iv) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 13

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2011		Initial Cost to Partnership			As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

909 4th YMCA, L.P.	Seattle, Washington	$508,000	$508,000	$-	$16,649,000	$-	$-	$-	$16,649,000	$4,090,000	$12,559,000

Crestview Housing, L.P.	Bigfork, Montana	1,973,000	1,885,000	215,000	2,474,000	35,000	749,000	250,000	2,474,000	188,000	2,536,000

Davenport Housing VII, L.P.	Davenport, Iowa	4,744,000	2,475,000	50,000	6,231,000	435,000	3,216,000	50,000	6,666,000	180,000	6,536,000

FDI-Country Square, LTD.	Lone Star, Texas	605,000	605,000	18,000	1,359,000	13,000	646,000	18,000	1,372,000	190,000	1,200,000

FDI-Park Place, LTD.	Bellville, Texas	758,000	758,000	50,000	2,023,000	20,000	1,146,000	50,000	2,043,000	215,000	1,878,000

Grove Village, L.P.	Dallas, Texas	3,043,000	2,944,000	877,000	9,625,000	497,000	5,958,000	1,370,000	9,629,000	2,231,000	8,768,000

Head Circle, L.P.	Ruleville, Mississippi	464,000	464,000	54,000	1,914,000	-	1,434,000	54,000	1,914,000	484,000	1,484,000

Pleasant Village, L.P.	Dallas, Texas	2,850,000	2,708,000	811,000	8,690,000	426,000	5,785,000	1,271,000	8,656,000	1,903,000	8,024,000

		$14,945,000	$12,347,000	$2,075,000	$48,965,000	$1,426,000	$18,934,000	$3,063,000	$49,403,000	$9,481,000	$42,985,000

WNC Housing Tax Credit Fund VI, L.P., Series 13

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

	For the Year Ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

909 4th YMCA, L.P.	$624,000	$(13,000)	2006	Completed	40

Crestview Housing, L.P.	119,000	(60,000)	2007	Completed	40

Davenport Housing VII, L.P.	70,000	(292,000)	2007	Completed	40

FDI-Country Square, LTD.	109,000	(20,000)	2006	Completed	40

FDI-Park Place, LTD.	196,000	(9,000)	2006	Completed	40

Grove Village, L.P.	1,649,000	(888,000)	2006	Completed	27.5

Head Circle, L.P.	267,000	(36,000)	2006	Completed	27.5

Pleasant Village, L.P.	1,385,000	(693,000)	2006	Completed	27.5

	$4,419,000	$(2,011,000)

WNC Housing Tax Credit Fund VI, L.P., Series 13

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

		As of March 31, 2010		Initial Cost to Partnership			As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

909 4th YMCA, L.P.	Seattle, Washington	$508,000	$508,000	$-	$16,649,000	$-	$-	$-	$16,649,000	$3,710,000	$12,939,000

Crestview Housing, L.P.	Bigfork, Montana	1,973,000	1,880,000	215,000	2,474,000	-	721,000	215,000	2,474,000	123,000	2,566,000

Davenport Housing VII, L.P.	Davenport, Iowa	2,253,000	2,253,000	50,000	6,231,000	-	2,790,000	50,000	6,231,000	13,000	6,268,000

FDI-Country Square, LTD.	Lone Star, Texas	605,000	605,000	18,000	1,359,000	8,000	661,000	18,000	1,367,000	145,000	1,240,000

FDI-Park Place, LTD.	Bellville, Texas	758,000	758,000	50,000	2,023,000	14,000	1,161,000	50,000	2,037,000	163,000	1,924,000

Fernwood Meadows, L.P. (1)	Fernley, Nevada	2,013,000	2,013,000	140,000	2,991,000	8,000	1,131,000	140,000	2,999,000	140,000	2,999,000

Grove Village, L.P.	Dallas, Texas	3,043,000	2,587,000	877,000	9,625,000	116,000	8,132,000	877,000	9,741,000	1,641,000	8,977,000

Head Circle, L.P.	Ruleville, Mississippi	464,000	464,000	54,000	1,914,000	-	1,448,000	54,000	1,914,000	386,000	1,582,000

Pleasant Village, L.P.	Dallas, Texas	2,850,000	2,708,000	811,000	8,690,000	146,000	8,850,000	812,000	8,835,000	1,407,000	8,240,000

Sierra’s Run, L.P. (1)	Fernley, Nevada	1,932,000	1,932,000	155,000	2,311,000	4,000	366,000	155,000	2,315,000	110,000	2,360,000

		$16,399,000	$15,708,000	$2,370,000	$54,267,000	$296,000	$25,260,000	$2,371,000	$54,562,000	$7,838,000	$49,095,000

(1)     This Local Limited Partnership was sold subsequent to March 31, 2010.

WNC Housing Tax Credit Fund VI, L.P., Series 13

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

	For the Year Ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

909 4th YMCA, L.P.	$597,000	$(74,000)	2006	Completed	40

Crestview Housing, L.P.	118,000	(50,000)	2007	Completed	40

Davenport Housing VII, L.P. (2)	-	(52,000)	2007	Completed	40

FDI-Country Square, LTD.	112,000	(10,000)	2006	Completed	40

FDI-Park Place, LTD.	175,000	(30,000)	2006	Completed	40

Fernwood Meadows, L.P. (1)	193,000	(32,000)	2007	Completed	40

Grove Village, L.P.	1,532,000	(890,000)	2006	Completed	27.5

Head Circle, L.P.	257,000	(63,000)	2006	Completed	27.5

Pleasant Village, L.P.	1,380,000	(656,000)	2006	Completed	27.5

Sierra’s Run, L.P. (1)	134,000	(57,000)	2007	Completed	40

	$4,498,000	$(1,914,000)

(1)     This Local Limited Partnership was sold subsequent to March 31, 2010.

(2)     The Local Limited Partnership completed construction during December of 2009.

WNC Housing Tax Credit Fund VI, L.P., Series 13

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2009

		As of March 31, 2009		Initial Cost to Partnership			As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

909 4th YMCA, L.P.	Seattle, Washington	$508,000	$508,000	$-	$16,649,000	$-	$-	$-	$16,649,000	$3,329,000	$13,320,000

Crestview Housing, L.P.	Bigfork, Montana	1,973,000	1,874,000	215,000	2,474,000	-	727,000	215,000	2,474,000	57,000	2,632,000

Davenport Housing VII, L.P.	Davenport, Iowa	2,253,000	2,253,000	50,000	4,529,000	-	1,900,000	50,000	4,529,000	-	4,579,000

FDI-Country Square, LTD.	Lone Star, Texas	605,000	605,000	18,000	1,359,000	8,000	675,000	18,000	1,367,000	101,000	1,284,000

FDI-Park Place, LTD.	Bellville, Texas	758,000	758,000	50,000	2,023,000	6,000	1,176,000	50,000	2,029,000	111,000	1,968,000

Fernwood Meadows, L.P. (1)	Fernley, Nevada	2,023,000	1,921,000	140,000	2,991,000	-	1,138,000	140,000	2,990,000	62,000	3,068,000

Grove Village, L.P.	Dallas, Texas	3,043,000	2,587,000	877,000	9,625,000	104,000	8,186,000	877,000	9,729,000	1,044,000	9,562,000

Head Circle, L.P.	Ruleville, Mississippi	464,000	464,000	54,000	1,914,000	-	1,461,000	54,000	1,914,000	289,000	1,679,000

Pleasant Village, L.P.	Dallas, Texas	2,850,000	2,423,000	811,000	8,690,000	238,000	5,942,000	811,000	8,824,000	902,000	8,733,000

Sierra’s Run, L.P. (1)	Fernley, Nevada	1,932,000	1,907,000	155,000	2,311,000	-	368,000	155,000	2,311,000	48,000	2,418,000

		$16,409,000	$15,300,000	$2,370,000	$52,565,000	$356,000	$21,573,000	$2,370,000	$52,816,000	$5,943,000	$49,243,000

(1)     This Local Limited Partnership has been identified for sale as of December 24, 2009.

WNC Housing Tax Credit Fund VI, L.P., Series 13

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2009

	For the Year Ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

909 4th YMCA, L.P.	$595,000	$(96,000)	2006	Completed	40

Crestview Housing, L.P.	136,000	(59,000)	2007	Completed	40

Davenport Housing VII, L.P.	-	-	2007	Construction	-

FDI-Country Square, LTD.	97,000	(21,000)	2006	Completed	40

FDI-Park Place, LTD.	176,000	(12,000)	2006	Completed	40

Fernwood Meadows, L.P. (1)	208,000	19,000	2007	Completed	40

Grove Village, L.P.	1,519,000	(1,103,000)	2006	Completed	27.5

Head Circle, L.P.	247,000	(45,000)	2006	Completed	27.5

Pleasant Village, L.P.	1,333,000	(1,101,000)	2006	Completed	27.5

Sierra’s Run, L.P. (1)	123,000	(25,000)	2007	Completed	40

	$4,434,000	$(2,443,000)

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
President of WNC & Associates, Inc.2

Date: December 3, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: December 3, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: December 3, 2012

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: December 3, 2012

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: December 3, 2012

