Form 10-K/A
period 2011-03-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2013-02-20
CIK 1321228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to Form 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of WNC Housing Tax Credit Fund VI, L.P., Series 13 (the “Partnership”) for the fiscal year ended March 31, 2011, initially filed with the Securities and Exchange Commission (the “SEC”) on December 3, 2012 (the “Original Filing”), is being filed to correct certain administrative errors in the Original Filing. The report of the independent registered public accounting firm in the Original Filing in Item 8 inadvertently referred to the fiscal years ended March 31, 2010 and 2009, which were audited by a predecessor auditor.

This Amendment No. 1 is being filed solely to correct the report of the independent registered public accounting firm to only cover the fiscal year ended March 31, 2011 and to include the predecessor report of the independent registered public accounting firm for the fiscal years ended March 31, 2010 and 2009 that was intended to be filed with the Original Filing.

In addition, pursuant to the rules of the SEC, “Item 8. Financial Statements and Supplementary Data” is being filed in its entirety in this Amendment, however, the only change in Item 8 from the Original Filing has been to correct the report of the independent registered public accounting firm to cover only the fiscal year ended March 31, 2011 and to include the predecessor auditor’s report of the independent registered public accounting firm for the fiscal years ended March 31, 2010 and 2009. Further, the exhibit list in Item 15 of Part IV of the Original Filing has been amended to contain current dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment.

Except for the foregoing amended information, this Amendment does not alter or update any other information contained in the Original Filing. Therefore, this Amendment should be read together with other documents the Partnership has filed with the SEC subsequent to the Original Filing. Information in such reports and documents updates and supersedes certain information contained in the Original Filing.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 13

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 13 (the Partnership) as of March 31, 2011, and the related statements of operations, partners’ deficit and cash flows for the year ended March 31, 2011. The financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $6,921,020 of the total Partnership assets as of March 31, 2011 and $388,804 of the total Partnership loss for the year ended March 31, 2011. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 13 as of March 31, 2011 and the results of its operations and its cash flows for the year ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the year ended March 31, 2011 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP

Bethesda, Maryland

December 3, 2012

Reznick Group, P.C. 7501 Wisconsin Avenue Suite 400E Bethesda, MD 20814-6583 Tel: (301) 652-9100

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 13

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 13 (the Partnership) as of March 31, 2010, and the related statements of operations, partners’ deficit and cash flows for each of the years in the two-year period ended March 31, 2010. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $7,315,837 of the total Partnership assets as of March 31, 2010; and $1,748,564 and $2,254,801 of the total Partnership loss for the years ended March 31, 2010 and 2009, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund, VI, L.P., Series 13 as of March 31, 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2010 on our consideration of HEAD CIRCLE, L. P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant .agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed In accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Metairie, Louisiana

January 18, 2010

Douglas W. Child, CPA

Marty D. Van Wagoner, CPA

J. Russ Bradshaw, CPA

William R. Denney, CPA

Roger B. Kennard, CPA

Russell E, Anderson, CPA

Scott L. Fames

1284 W. Flint Meadow Dr. #D

Kaysville, UT 84037-9590

Telephone 801.927.1337 801.927.1337

Facsimile 801.927.1344

5296 S. Commerce Dr. #300

(53rd So. @1-15)

SLC.UT 84107-5370

Telephone 801.281.4700 801.281.4700

Facsimile 801.281.4701

Suite B ,4F,

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

Russell E. Anderson, CPA

Scott L. Fames

1284 W. Flint Meadow Dr. #D
Kaysville, UT 84037-9590
Telephone 801.927.1337 801.927.1337

Facsimile 801.927.1344

5298 S. Commerce Dr, #300

(53rd So. @l-15)

SLC, UT 64107-5370

Telephone 801.281.4700 801.281.4700

Facsimile 801.281.4701

Suite B, 4F,

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

In accordance with Government Auditing Standards, we have also issued a report dated March 19, 2010, on our consideration of the Partnership’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters, The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

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

	For the Years Ended March 31,
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

Amortization

Acquisition fees and costs included in investments in Local Limited Partnerships are being amortized over 27.5 years using the straight-line method. Amortization expense for all periods presented was $68,700. Future estimated amortization expense for each of the years through March 31, 2016 is $68,700.

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

COMBINED CONDENSED BALANCE SHEETS

	2010	2009
ASSETS

Buildings and improvements, net of accumulated depreciation of $9,481,000, and$7,838,000	$39,922,000	$46,724,000
Construction in progress	-	-
Land	3,063,000	2,371,000
Other assets	1,997,000	2,257,000
Total Assets	$44,982,000	$51,352,000

LIABILITIES

Mortgage and construction loans payable	$18,934,000	$25,260,000
Due to related parties	10,218,000	5,538,000
Other liabilities	3,156,000	2,609,000
Total Liabilities	32,308,000	33,407,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 13	4,801,000	10,057,000
Other partners	7,873,000	7,888,000
Total Partners’ Equity	12,674,000	17,945,000
Total Liabilities and Partners’ Equity	$44,982,000	$51,352,000

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009	2008

Revenues	$4,538,000	$4,617,000	$4,516,000

Expenses:
Operating expenses	3,491,000	3,468,000	3,847,000
Interest expense	1,108,000	1,137,000	1,219,000
Depreciation and amortization	1,950,000	1,926,000	1,894,000

Total expenses	6,549,000	6,531,000	6,960,000

Net loss	$(2,011,000)	$(1,914,000)	$(2,444,000)

Net loss allocable to the Partnership	$(2,011,000)	$(1,914,000)	$(2,443,000)

Net loss recorded by the Partnership	$(714,000)	$(1,861,000)	$(2,443,000)

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

The project was fully completed as of March 31, 2010 and it achieved stabilized operations by June 2010. In June 2010 the property achieved 85% occupancy and has maintained occupancy of 80% to 90% to the date of this filing. Davenport has been awarded state historical tax credits from the State of Iowa, federal historical credits and federal Low Income Housing Tax Credits. The State historical credits are given in the form of a refund check from the State in conjunction with the State tax return filing. The net amount of the check after applicable federal taxes will be contributed back to the property to help fund construction shortfalls. Davenport was also allocated additional federal Low Income Housing Tax Credits as well as federal historical tax credits. Upon the Limited Partners’ approval of the dispositions of Sierra Run’s and Fernwood, the Partnership will make the additional investment in Davenport. See the exit strategy in Note 1 regarding the dispositions of Sierra’s Run and Fernwood. On July 1, 2010, the Partnership committed additional capital to Davenport in the amount of $2,490,651. This additional commitment is expected to generate $408,710 of federal historic credits and $3,582,550 of additional federal Low Income Housing Tax Credits which will be allocable to the partners of the Partnership.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2011, and 2010, the Partnership had incurred cumulative acquisition fees of $1,468,670 which were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $221,801, and $168,393, as of March 31, 2011, and 2010, respectively.

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

WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. For the period ended March 31, 2011, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. The accumulated amortization of these financing costs and interest was $176 as of March 31, 2011.

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

NOTE 6 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

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

Reports of Independent Registered Public Accounting Firms

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

Date: February 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: February 20, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: February 20, 2013

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: February 20, 2013

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: February 20, 2013

