Form 10-K
period 2012-03-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2013-02-22
CIK 1321228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

 For the fiscal year end March 31, 2012

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

The Partnership originally invested in ten Local Limited Partnerships, two of which have been sold or otherwise disposed of as of March 31, 2012. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the Federal Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low or moderate income housing.

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

The following table reflects the end of the ten-year credit period and the fifteen-year Compliance Period of each Housing Complex:

Local Limited Partnership Name	Expected last year of credit delivery	15-year Expiration Date

909 4th YMCA , L.P.	2010	2014
Crestview Housing, L.P.	2022	2022
Davenport Housing VII, L.P.	2020	2024
FDI-Country Square, LTD	2017	2021
FDI-Park Place, LTD	2017	2021
Grove Village, L.P.	2017	2021
Head Circle, L.P.	2016	2020
Pleasant Village, L.P.	2017	2021

With that in mind, as of March 31, 2012 the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have completed the Compliance Period. Once the Housing Complexes have done so, the review will take into consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Prior to the year ended March 31, 2012, the Partnership sold two Local Limited Partnerships, Fernwood Meadows, L.P. (“Fernwood”) and Sierra’s Run, L.P., (“Sierra’s Run”), in order to generate sufficient equity to complete the purchase of additional Low Income Housing Tax Credits for Davenport VII, L.P. (“Davenport”).

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

Unless a bond is posted or a treasury direct account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

●	a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
●	the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

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

Limited Partners can only use Low Income Housing Tax Credits in limited amounts. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

●	an unlimited amount of passive income, which is income from entities such as the Partnership, and
●	$25,000 in income from other sources.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions.

●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnerships levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses.

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

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values equal to or less than the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of March 31, 2012, 2011 and 2010, the Partnership had reduced the carrying amount to $0 with respect to three, three and one of its investments, respectively.

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

●	the general and local job market,
●	the availability and cost of mortgage financing,
●	monetary inflation,
●	tax, environmental, land use and zoning policies,
●	the supply of and demand for similar properties,
●	neighborhood conditions,
●	the availability and cost of utilities and water.

A loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2012, 2011, and 2010, impairment loss related to investments in Local Limited Partnerships was $215,952, $82,672, and $1,169,440, respectively.

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

(c)	Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

●	the determination of which depends on future factual circumstances,
●	which are peculiar to individual Limited Partners, or
●	which are not customarily the subject of an opinion.

The more significant of these matters include:

●	allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
●	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
●	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits, and
●	applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses.

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

At risk rules might limit deduction of the Partnership’s losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the “at risk” rules will limit a Limited Partner’s ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The “at risk” rules of the Internal Revenue Code generally limit a Limited Partner’s ability to deduct Partnership losses to the sum of:

●	the amount of cash the Limited Partner invests in the Partnership, and
●	the Limited Partner’s share of Partnership qualified nonrecourse financing.

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

Tax liability on sale of a Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
●	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and
●	the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

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

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

●	between the Limited Partners and the General Partner,
●	among the Limited Partners, or
●	between the Partnership and a Local General Partner.

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

Tax liabilities could arise in later years of the Partnership. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

●	unused passive losses from the Partnership or other investments, or
●	current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

●	should be deductible over a longer period of time or in a later year,
●	are excessive and may not be capitalized or deducted in full,
●	should be capitalized and not deducted, or
●	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

●	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
●	the adjusted basis of a Housing Complex used to compute depreciation,
●	the correct deduction of fees,
●	the amortization of organization and offering expenses and start-up expenditures.

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

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

●	remove the General Partner and elect a replacement general partner,
●	amend the Partnership Agreement,
●	terminate the Partnership.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner and the capital contributions payable to Local Limited Partnerships. The asset management fees payable increased by approximately $164,000, $164,000 and $179,000 for the years ended March 31, 2012, 2011 and 2010, respectively. The payables due to the Local Limited Partnerships increased (decreased) by approximately $(2,124,000),1,906,000, and $(418,000) for the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately$164,000 per year through the termination of the Partnership, which must occur no later than December 31, 2070. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through January 31, 2014.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
909 4th YMCA, L.P.	Seattle, Washington	YMCA of Greater Seattle	$508,000	$508,000	20	$686,000	$-

Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	1,973,000	1,885,000	24	2,268,000	736,000

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	4,744,000	4,499,000	20	6,029,000	558,000

FDI-Country Square, LTD.	Lone Star, Texas	Fieser Holdings, Inc.	605,000	605,000	24	823,000	630,000

FDI-Park Place, LTD.	Bellville, Texas	Fieser Holdings, Inc.	758,000	758,000	40	1,068,000	1,129,000

Grove Village, L.P.	Dallas, Texas	Walker Guardian LLC	3,043,000	2,944,000	232	3,952,000	5,869,000

Head Circle, L.P.	Ruleville, Mississippi	SEMC, Inc.	464,000	464,000	38	657,000	1,418,000

Pleasant Village, L.P.	Dallas, Texas	Walker Guardian LLC	2,850,000	2,808,000	200	3,701,000	5,698,000

			$14,945,000	$14,471,000	598	$19,184,000	$16,038,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if the Housing Complexes are retained and rented in compliance with credit rules for the Compliance Period. Approximately 38% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships.

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

909 4th YMCA, L.P.	$638,000	$15,000	99.98%

Crestview Housing, L.P.	119,000	(60,000)	99.98%

Davenport Housing VII, L.P.	110,000	(254,000)	99.98%

FDI-Country Square, LTD.	123,000	(8,000)	99.98%

FDI-Park Place, LTD.	199,000	1,000	99.98%

Grove Village, L.P.	1,618,000	(941,000)	99.98%

Head Circle, L.P.	272,000	(69,000)	99.98%

Pleasant Village, L.P.	1,435,000	(869,000)	99.98%

	$4,514,000	$(2,185,000)

WNC Housing Tax Credit Fund VI, L.P., Series 13
				Occupancy Rates
				As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2011	2010	2009		2008	2007

909 4th YMCA, L.P.	Seattle, Washington	YMCA of Greater Seattle	100%	95%	100%		95%	90%

Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	100%	92%	83%		100%	(1)

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	95%	95%	15	%(2)	(1)	(1)

FDI-Country Square, LTD.	Lone Star, Texas	Fieser Holdings, Inc.	96%	100%	100%		96%	96%

FDI-Park Place, LTD.	Bellville, Texas	Fieser Holdings, Inc.	95%	93%	90%		85%	95%

Fernwood Meadows, L.P.	Fernley, Nevada	Fernwood Meadow, LLC	N/A	N/A	100%		96%	93%

Grove Village, L.P.	Dallas, Texas	Walker Guardian LLC	74%	94%	72%		88%	96%

Head Circle, L.P.	Ruleville, Mississippi	SEMC, Inc.	95%	100%	97%		97%	95%

Pleasant Village, L.P.	Dallas, Texas	Walker Guardian LLC	76%	91%	82%		93%	86%

Sierra’s Run, L.P.	Fernley, Nevada	Sierra Run, LLC	N/A	N/A	95%		86%	71%
			81%	94%	80%		91%	91%

N/A – This Local Limited Partnership was sold as of the respective year end.

(1) – The Local Limited Partnership was still under construction as of the respective year end.

(2) – Construction was completed during December 2009, so the Local Limited Partnership was still in the lease up phase.

Item 3.  Legal Proceedings

NONE

Item 4.  Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a)	The Partnership Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b)	At March 31, 2012, there were 951 Limited Partners, respectively, and there were no assignees of Partnership Units who were not admitted as Limited Partners.

(c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any such distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented, there were no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2012.

Item 5b.  Use of Proceeds

NOT APPLICABLE

Item 5c.  Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2012	2011	2010	2009	2008
ASSETS

Cash and cash equivalents	$182,459	$2,357,819	$678,636	$1,522,248	$3,715,123
Investments in Local Limited Partnerships, net	8,318,507	8,956,651	10,079,132	13,242,305	15,943,480

Total Assets	$8,500,966	$11,314,470	$10,757,768	$14,764,553	$19,658,603

LIABILITIES

Payables to Local Limited Partnerships	$474,328	$2,598,328	$692,220	$1,110,039	$3,353,604
Accrued fees and expenses due to General Partner and affiliates	768,308	619,219	993,507	291,539	111,896
Accrued expenses	-	-	-	-	17,765

Total Liabilities	1,242,636	3,217,547	1,685,727	1,401,578	3,483,265

PARTNERS’ EQUITY	7,258,330	8,096,923	9,072,041	13,362,975	16,175,338

Total Liabilities and Partners’ Equity	$8,500,966	$11,314,470	$10,757,768	$14,764,553	$19,658,603

Selected results of operations, cash flows, and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2012	2011	2010	2009	2008
Loss from operations	$(485,542)	$(349,683)	$(2,380,615)	$(381,550)	$(254,475)
Equity in losses of Local Limited Partnerships	(353,492)	(713,926)	(1,861,108)	(2,443,000)	(1,859,713)
Gain on sale of Local Limited Partnerships	-	85,349	-	-	-
Interest income	441	3,142	789	12,187	303,809

Net loss	$(838,593)	$(975,118)	$(4,240,934)	$(2,812,363)	$(1,810,379)

Net loss allocated to:
General Partner	$(839)	$(975)	$(4,241)	$(2,812)	$(1,810)

Limited Partners	$(837,754)	$(974,143)	$(4,236,693)	$(2,809,551)	$(1,808,569)

Net loss per Partnership Unit	$(39.93)	$(46.43)	$(201.93)	$(133.91)	$(86.20)

Outstanding Weighted Partnership Units	20,981	20,981	20,981	20,981	20,981

Note 1 – Loss from operations for the years ended March 31, 2012, 2011, 2010, 2009 and 2008 includes a charge for impairment losses on investments in Local Limited Partnerships of $215,952, $82,672, $1,169,440, $80,344, and $0 respectively (see Note 2 to the audited financial statements).

		For the Years Ended March 31,
	2012	2011	2010	2009	2008
Net cash provided by (used in):

Operating activities	$(51,360)	$(569,457)	$(439,718)	$(58,441)	$144,675
Investing activities	(2,124,000)	2,248,640	(403,894)	(2,134,434)	(8,511,815)
Financing activities	-	-	-	-	117,963

Net change in cash and cash equivalents	(2,175,360)	1,679,183	(843,612)	(2,192,875)	(8,249,177)

Cash and cash equivalents, beginning of period	2,357,819	678,636	1,522,248	3,715,123	11,964,300

Cash and cash equivalents, end of period	$182,459	$2,357,819	$678,636	$1,522,248	$3,715,123

Low Income Housing Tax Credits per Partnership Unit were as follows for the year and period ended December 31:

	2011	2010	2009	2008	2007

Federal	$51	88	90	86	$43
State	-	-	-	-	-

Total	$51	88	90	86	$43

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

Financial Condition

The Partnership’s assets at March 31, 2012 consisted of $182,000 in cash and cash equivalents and aggregate investments in eight Local Limited Partnerships of $8,319,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2012 consisted of $474,000 of payables due to Local Limited Partnerships and $768,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The Partnership’s net loss for the year ended March 31, 2012 $(839,000), reflecting a decrease of $136,000 from the net loss experienced for the year ended March 31, 2011 of $(975,000). An impairment loss of $(216,000) was recorded for the year ended March 31, 2012 compared to the impairment loss of $(83,000) for the year ended March 31, 2011. The impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of low income housing tax credits that were allocated each year to the Partnership. The accounting and legal fees decreased by $114,000 for the year ended March 31, 2012 compared to the year ended March 31, 2011, due to the timing of the accounting work performed. Asset management expenses decreased by $6,000 for the year ended March 31, 2012 compared to the year ended March 31, 2011. This was due to property inspections performed on troubled Housing Complexes during the year ended March 31, 2011. The equity in losses of Local Limited Partnerships decreased by $361,000 for the year ended March 31, 2012. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Gain on sale of Local Limited Partnerships in the amount of $85,000 was recorded during the year ended March 31, 2011 due to the disposition of two Local Limited Partnerships. None were sold during the year ended March 31, 2012. Reporting fees increased by $3,000 for the year ended March 31, 2012 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Interest income decreased by $3,000 due to the significant decrease in the cash balance throughout the year ended March 31, 2012. Lastly, other income of $124,000 was recorded for the year ended March 31, 2011 for to the recovery of previously written off advances. No such recoveries were made during the year ended March 31, 2012

Year Ended March 31, 2011 Compared to Year Ended March 31,2010 The Partnership’s net loss for the year ended March 31, 2011 was $(975,000), reflecting a decrease of $3,266,000 from the net loss experienced for the year ended March 31, 2010 of $(4,241,000). An impairment loss of $(83,000) was recorded for the year ended March 31, 2011, compared to impairment loss of $(1,169,000) for the year ended March 31, 2010. The impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of low income housing tax credit that were allocated each year to the Partnership. In addition, there was a $846,000 decrease in write off of advances to Local Limited Partnerships. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The asset management expenses decreased by $4,000 for the year ended March 31, 2011. These costs can fluctuate from year to year depending on the timing of the site visits to the Local Limited Partnerships. The accounting and legal fees increased by $(63,000) for the year ended March 31, 2011 compared to the year ended March 31, 2010, due to the timing of the accounting work being performed. The equity in losses of Local Limited Partnerships decreased by $(1,147,000) for the year ended March 31, 2011. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Other income increased by $124,000 for the year ended March 31, 2011 due to the recovery of previously written off advances. No such recoveries were made during the year ended March 31, 2010. Lastly, two Local Limited Partnerships were sold for a gain of $85,000 during the year ended March 31, 2011. No sales occurred during the year ended March 31, 2010.

Liquidity and Capital Resources

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The net decrease in cash and cash equivalents during the year ended March 31, 2012 was $(2,175,000) compared to a net increase in cash and cash equivalents during the year ended March 31, 2011 of $1,679,000. The change was due primarily to the fact that during the year ended March 31, 2011, the Partnership received $2,829,000 in cash proceeds as a result of selling its interest in two of the Local limited Partnerships. The Partnerships paid $(2,124,000) in capital contributions to Local Limited Partnerships during the year ended March 31, 2012 compared to $(157,000) in capital contributions paid during the year ended March 31, 2011. The capital contributions will vary over time depending on when certain benchmarks are met by the Local Limited Partnerships. The Partnership paid $(55,000) to the General Partner or an affiliate as reimbursement for operating expenses that were paid on the Partnership’s behalf during the year ended March 31, 2012 compared to $(285,000) reimbursed during the year ended March 31, 2011. Such payments can vary depending on the cash position of the Partnership.

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010 The net increase in cash and cash equivalents during the year ended March 31, 2011 was $1,679,000 compared to a net decrease in cash and cash equivalents during the year ended March 31, 2010 of $(844,000). The change of $2,523,000 was due primarily to the fact that during the year ended March 31, 2011, the Partnership received $2,829,000 in cash proceeds as a result of selling its interest in two of the Local Limited Partnerships. Additionally, the Partnership paid $(157,000) in capital contributions to Local Limited Partnerships during the year ended March 31, 2011 compared to $(407,000) in capital contributions paid during the year ended March 31, 2010. The capital contributions will vary over time depending on when certain benchmarks are met by the Local Limited Partnerships. During the year ended March 31, 2011, the Partnership advanced $(427,000) to two Local Limited Partnerships compared to $(846,000) advanced during the year ended March 31, 2010. Also, the Partnership paid $(285,000) to the General Partner or an affiliate as reimbursement for operating expenses that were paid on the Partnerships behalf during the year ended March 31, 2011 compared to no reimbursements paid during the year ended December 31, 2010. Such payments can vary depending on the cash position of the Partnership.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased (decreased) by approximately $149,000, $(374,000), and $702,000 for the years ended March 31, 2012, 2011 and 2010, respectively.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through January 31, 2014.

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

As of March 31, 2010, the property was 100% completed and a certificate of occupancy was granted for both buildings in December 2009. The Partnership engaged all sub-contractors to sign new construction contracts, along with lien releases for any and all work done after their engagement. During the year ended March 31, 2010, the Partnership voluntarily advanced $846,175 to Davenport for construction related costs. There were no additional advances made to Davenport due to the additional investment made, as discussed below.

The project was fully completed as of March 31, 2010 and it achieved stabilized operations by June 2010. In June 2010 the property achieved 85% occupancy and has maintained occupancy of 80% to 90% to the date of this filing. Davenport has been awarded state historical tax credits from the State of Iowa, federal historical credits and federal Low Income Housing Tax Credits. The State historical credits are given in the form of a refund check from the State in conjunction with the State tax return filing. The net amount of the check after applicable federal taxes will be contributed back to the property to help fund construction shortfalls. Davenport was also allocated additional federal Low Income Housing Tax Credits as well as federal historical tax credits. Upon the Limited Partners’ approval of the dispositions of Sierra’s Run and Fernwood, the Partnership made the additional investment in Davenport. See the exit strategy in Note 1 regarding the dispositions of Sierra’s Run and Fernwood. On July 1, 2010, the Partnership committed additional capital to Davenport in the amount of $2,490,651. This additional commitment generated $408,710 of federal historic credits and $3,582,550 of additional federal Low Income Housing Tax Credits which was allocated to the partners of the Partnership.

Grove Village Limited Partnership (“Grove Village”) and Pleasant Village Limited Partnership (“Pleasant Village”), both Texas limited partnerships in which the Partnership is a Limited Partner, were audited by the Internal Revenue Service (“IRS”) for tax years 2007, 2008 and 2009. In its findings of those audits, the IRS asserted that the Low Income Housing Tax Credits (“LIHTCs”) for Grove Village and Pleasant Village should not have been claimed for those three years. As of the year-end for each of those years the IRS 8609 Forms had not been issued by the Texas Department of Housing & Community Affairs (“TDHCA”).

The Local General Partner, which is not an affiliate of WNC, has engaged counsel and is challenging the IRS notices, primarily on the basis that the Local General Partner has diligently pursued the issuance of the 8609 Forms by TDHCA. A formal request for an appeal has been made to the IRS. Once the appeal was filed, IRS procedures dictate that a new auditor be assigned to review the filings. The Local General Partner has represented to us that this case is currently with the appellate division of the IRS. The Appellate Division will not proceed with this case until the 8609 Forms are issued by TDHCA. As of the date of this report, those forms still have not been issued.

In December 2012, a representative of the Partnership and the Local General Partner met with TDHCA to get an understanding of what needs to be completed on both properties in order to get the 8609 Forms issued. Currently the Local General Partner is putting together a plan for how the necessary work is going to be completed in order to satisfy the TDHCA. It is estimated that it could take a minimum of six months for all the changes to be made to the properties and for TDHCA to issue the 8609 Forms. Once those Forms have been issued then the Local General Partner will have to go through the Appellate Court of the IRS in order to have the IRS’s original denial of the Partnership’s tax credit claim reversed. It is estimated that the entire process could take over a year.

Due to the uncertainty of this situation the Partnership chose not to take the LIHTC’s for Grove Village and Pleasant Village for the years ended 2011 and 2012. In the event the 8609 forms are not issued, management believes the maximum potential recapture amount would be $3,548,480, or $169 per Partnership Unit, including interest and penalties.

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2011:

	2013	2014	2015	2016	2017	Thereafter	Total

Asset management fees (1)	$931,912	$163,604	$163,604	$163,604	$163,604	$8,671,012	$10,257,340
Payable to Local Limited Partnerships	474,328	-	-	-	-	-	474,328
Total contractual cash obligations	$1,402,147	$163,604	$163,604	$163,604	$163,604	$9,489,032	$10,731,668

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2070. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2070. Fernwood and Sierra’s Run have been sold and therefore have been excluded. Amounts due to the General Partner as of March 31, 2012 have been included in the 2013 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees and payables due to Local Limited Partnerships, see Notes 3 and 4 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Impact of Recent Accounting Pronouncements

See footnote 1 to the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered
Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 13

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 13 (the Partnership) as of March 31, 2012 and 2011, and the related statements of operations, partners’ equity (deficit) and cash flows for the years then ended. The financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $5,767,979 and $6,921,020 of the total Partnership assets as of March 31, 2012 and 2011, respectively, and $347,032 and $388,804 of the total Partnership loss for the years ended March 31, 2012 and 2011, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 13 as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to the years ended March 31, 2012 and 2011 are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP
Bethesda, Maryland
February 22, 2013

Reznick Group, P.C. 7501 Wisconsin Avenue Suite 400E Bethesda, MD 20814-6583 Tel: (301) 652-9100

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 13

We have audited the accompanying statements of operations, partners’ equity (deficit) and cash flows of WNC Housing Tax Credit Fund VI, L.P., Series 13 (the Partnership) for the year ended March 31, 2010. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $1,748,564 of the total Partnership loss for the year ended March 31, 2010. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, WNC Housing Tax Credit Fund, VI, L.P., Series 13’s results of its operations and cash flows for the year ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

 Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to year above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Bethesda, Maryland
February 25, 2011

www.reznickgroup.com

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

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Davenport Housing VII, L.P.

Davenport, Iowa

We have audited the accompanying balance sheet of Davenport Housing VII, L.P., as of December 31, 2011 and 2010 and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davenport Housing VII, L.P. as of December 31, 2011 and 2010 and the results of its operations, changes in partners’ capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Metairie, Louisiana

October 15, 2012

3421 N. Causeway Blvd., Suite 701 • Metairie, LA 70002 • Telephone (504) 837-0770 • Fax (504) 837-7102

201 St. Charles Ave., Suite 2500 • New Orleans, LA 70170 • Telephone (504) 599-5905 • Fax (504) 837-7102

www.pmlcpa.com

Member of

I G A F  P O L A R I S - A Global Association of Independent Firms • PCAOB – Public Company Accounting Oversight Board

AICPA: Center for Public Company Audit Firms (SEC) • Governmental Audit Quality Center • Private Companies Practice Section (PCPS)

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

Metairie, Louisiana

September 7, 2012

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102

201 St. Charles Ave., Suite 2500 ● New Orleans, LA 70170 ● Telephone (504) 599-5905 ● Fax (504) 837-7102

www.pmlcpa.com

Member of

I G A F P O L A R I S - A Global Association of Independent Firms ● PCAOB - Public Company Accounting Oversight Board

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

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Head Circle, L.P.

Ruleville, Mississippi

and

USDA Rural Development Servicing Office

Greenville, Mississippi

We have audited the accompanying balance sheets of Head Circle, L.P., RHS Project No, 28-067-038654099, as of December 31, 2011 and 2010 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Head Circle, L.P. as of December 31, 2011 and 2010 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2012 on our consideration of Head Circle, L.P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Metairie, Louisiana

February 9, 2012

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

www.pmlcpa.com

  Member of

IGAF POLARIS - A Global Association of Independent Firms ● PCAOB - Public Company Accounting Oversight Board

AICPA: Center for Public Company Audit Firms (SEC) ● Governmental Audit Quality Center ● Private Companies Practice Section (PCPS)

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners

Crestview Housing, Ltd.

Kalispell, Montana

and

USDA Rural Development Servicing Office

Kalispell, Montana

We have audited the accompanying balance sheets of Crestview Housing, Ltd., RHS Project No. 31-015-387826946, as of December 31, 2011 and 2010 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crestview Housing, Ltd. as of December 31, 2011 and 2010 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated May 8, 2012 on our consideration of Crestview Housing, Ltd.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Metairie, Louisiana

May 8, 2012

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

SLC. UT 84107-5370

Telephone 801.281.4700

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

 /s/ Child, Van Wagoner & Bradshaw

Child, Van Wagoner & Bradshaw, PLLC

Kaysville, Utah

March 19, 2010

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

BALANCE SHEETS

	2012	2011
ASSETS
Cash and cash equivalents	$182,459	$2,357,819
Investments in Local Limited Partnerships, net (Notes 2 and 3)	8,318,507	8,956,651
Total Assets	$8,500,966	$11,314,470

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$474,328	$2,598,328
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	768,308	619,219
Total Liabilities	1,242,636	3,217,547

Partners’ Equity (Deficit)
General Partner	(10,851)	(10,012)
Limited Partners (25,000 Partnership Units authorized, 20,981, Partnership Units issued and outstanding)	7,269,181	8,106,935

Total Partners’ Equity (Deficit)	7,258,330	8,096,923

Total Liabilities and Partners’ Equity (Deficit)	$8,500,966	$11,314,470

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2012	2011	2010

Reporting fees	$3,558	$157	$-
Other income	-	123,970	-

Total operating income	3,558	124,127	-

Operating expenses and loss:
Amortization	68,700	68,700	68,700
Asset management fees	163,604	163,604	178,455
Asset management expenses	951	7,375	11,137
Accounting and legal fees	25,687	140,136	77,592
Write off of advances to a Local Limited Partnership (Note 6)	-	-	846,175
Impairment loss	215,952	82,672	1,169,440
Other	14,206	11,323	29,116

Total operating expenses and loss	489,100	473,810	2,380,615

Loss from operations	(485,542)	(349,683)	(2,380,615)

Equity in losses of Local Limited Partnerships	(353,492)	(713,926)	(1,861,108)

Gain on sale of Local Limited Partnerships	-	85,349	-

Interest income	441	3,142	789

Net loss	$(838,593)	$(975,118)	$(4,240,934)

Net loss allocated to:
General Partner	$(839)	$(975)	$(4,241)

Limited Partners	$(837,754)	$(974,143)	$(4,236,693)

Net loss per Partnership Unit	$(39.93)	$(46.43)	$(201.93)

Outstanding weighted Partnership Units	20,981	20,981	20,981

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2012, 2011 and 2010

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(4,796)	$13,367,771	$13,362,975

Syndication costs	-	(50,000)	(50,000)

Net loss	(4,241)	(4,236,693)	(4,240,934)

Partners’ equity (deficit) at March 31, 2010	(9,037)	9,081,078	9,072,041

Net loss	(975)	(974,143)	(975,118)

Partners’ equity (deficit) at March 31, 2011	(10,012)	8,106,935	8,096,923

Net loss	(839)	(837,754)	(838,593)

Partners’ equity (deficit) at March 31, 2012	$(10,851)	$7,269,181	$7,258,330

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(838,593)	$(975,118)	$(4,240,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	68,700	68,700	68,700
Equity in losses of Local Limited Partnerships	353,492	713,926	1,861,108
Impairment loss	215,952	82,672	1,169,440
Gain on sale of Local Limited Partnerships	-	(85,349)	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	149,089	(374,288)	701,968

Net cash used in operating activities	(51,360)	(569,457)	(439,718)

Cash flows from investing activities:
Capital contributions paid	(2,124,000)	(157,205)	(407,453)
Proceeds from sale of Local Limited Partnerships	-	2,829,428	-
Distributions received from Local Limited Partnerships	-	3,558	3,559
Advances to Local Limited Partnerships	-	(427,141)	(846,175)
Write off of advances to Local Limited Partnerships	-	-	846,175

Net cash provided by (used in) investing activities	(2,124,000)	2,248,640	(403,894)

Net increase (decrease) in cash and cash equivalents	(2,175,360)	1,679,183	(843,612)

Cash and cash equivalents, beginning of period	2,357,819	678,636	1,522,248

Cash and cash equivalents, end of period	$182,459	$2,357,819	$678,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

	2012	2011	2010

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES
The Partnership increased its investment in Local Limited Partnerships for unpaid capital contributions payable to Local Limited Partnerships	$-	$2,490,651	$-

The Partnership decreased its investment in Local Limited Partnerships and capital contributions payable to Local Limited Partnerships for tax credit adjusters	$-	$-	$10,366

The Partnership decreased its investment in Local Limited Partnerships and Limited Partners’ equity for syndication costs	$-	$-	$50,000

The Partnership decreased its advances to Local Limited Partnerships and decreased its payables to Local Limited Partnerships for conversion of advances receivable to capital contributions paid.	$-	$427,141	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2012, 2011 and 2010

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

For the Years Ended March 31, 2012, 2011 and 2010

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

For the Years Ended March 31, 2012, 2011 and 2010

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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through January 31, 2014.

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

With that in mind, as of March 31, 2012, except as indicated in the following two paragraphs, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have completed the Compliance Period. Once the Housing Complexes have done so, the review will take into consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Prior to the year ended March 31, 2012, the Partnership sold two Local Limited Partnerships, Fernwood Meadows, L.P. (“Fernwood”) and Sierra’s Run, L.P. (“Sierra’s Run”) for disposition in order to generate sufficient equity to complete the purchase of additional low income housing tax credits for Davenport Housing VII, L.P.  (“Davenport”, see Note 2 to the audited financial statements).

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

For the Years Ended March 31, 2012, 2011 and 2010

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2012 and 2011, the Partnership had cash equivalents of $0 and $92,524, respectively.

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

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentration of Credit Risk

At March 31, 2011, the Partnership maintained cash and cash equivalent balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it was not exposed to any significant financial risk on cash.

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

Amortization

Acquisition fees and costs included in investments in Local Limited Partnerships are being amortized over 27.5 years using the straight-line method. Amortization expense for all periods presented was $68,700.Future estimated amortization expense for each of the years through March 31, 2017 is $68,700.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2012, 2011 and 2010 impairment loss related to investments in Local Limited Partnerships was $215,952, $82,672, and $1,169,440, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investment in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During each of the years ended March 31, 2012, 2011, and 2010, there was no impairment loss recorded on the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

For the Years Ended March 31, 2012, 2011 and 2010

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2012 and 2011,the Partnership has acquired limited partnership interests in 8 Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 598 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2012 and 2011 is approximately $5,596,000 and $4,156,000 greater than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnerships’ financial statements.

At March 31, 2012, the investment account in three of the Local Limited Partnerships has reached a zero balance. Consequently, a portion of the Partnerships’ estimate of its share of losses for the years ended March 31, 2012, 2011 and 2010, amounting to approximately $1,796,000, $1,297,000, and $2,000, respectively, have not been recognized. As of March 31, 2012, the aggregate share of net losses not recognized by the Partnership amounted to $3,095,000.

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2012, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $215,952, $82,672, and$1,169,440, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investment in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During each of the years ended March 31, 2012, 2011 and 2010, there was no impairment loss recorded on the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

	For the Years Ended March 31,
	2012	2011	2010
Investments per balance sheet, beginning of year	$8,956,651	$10,079,132	$13,242,305
Additional investment in a Local Limited Partnership	-	2,490,651	-
Dispositions of Local Limited Partnerships	-	(2,744,276)	-
Distributions received from Local Limited Partnerships	-	(3,558)	(3,559)
Equity in losses of Local Limited Partnerships	(353,492)	(713,926)	(1,861,108)
Tax credit adjustments	-	-	(10,366)
Impairment loss	(215,952)	(82,672)	(1,169,440)
Syndication costs	-	-	(50,000)
Amortization of acquisition fees and costs	(68,664)	(68,664)	(68,664)
Amortization of warehouse interest and costs	(36)	(36)	(36)

Investments per balance sheet, end of year	$8,318,507	$8,956,651	$10,079,132

	For the Years Ended March 31,
	2012	2011	2010

Investments in Local Limited Partnerships, net	$6,783,213	$7,352,657	$8,406,438
Acquisition fees and costs, net of accumulated amortization of $353,823, $285,159, and $216,495	1,534,467	1,603,131	1,671,795
Warehouse interest and costs, net of accumulated amortization of $212, $176, and $140	827	863	899
Investments per balance sheet, end of year	$8,318,507	$8,956,651	$10,079,132

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

COMBINED CONDENSED BALANCE SHEETS

	2011	2010
ASSETS

Buildings and improvements, net of accumulated depreciation of $11,388,000, and $9,481,000	$37,909,000	$39,922,000
Land	3,063,000	3,063,000
Other assets	2,069,000	1,997,000
Total Assets	$43,041,000	$44,982,000

LIABILITIES

Mortgage and construction loans payable	$16,038,000	$18,934,000
Due to related parties	9,765,000	10,218,000
Other liabilities	3,781,000	3,156,000
Total Liabilities	29,584,000	32,308,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 13	2,723,000	4,801,000
Other partners	10,734,000	7,873,000
Total Partners’ Equity	13,457,000	12,674,000
Total Liabilities and Partners’ Equity	$43,041,000	$44,982,000

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010	2009

Revenues	$4,670,000	$4,538,000	$4,617,000

Expenses:
Operating expenses	3,540,000	3,491,000	3,468,000
Interest expense	1,378,000	1,108,000	1,137,000
Depreciation and amortization	1,937,000	1,950,000	1,926,000

Total expenses	6,855,000	6,549,000	6,531,000

Net loss	$(2,185,000)	$(2,011,000)	$(1,914,000)

Net loss allocable to the Partnership	$(2,149,000)	$(2,011,000)	$(1,914,000)

Net loss recorded by the Partnership	$(353,000)	$(714,000)	$(1,861,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

As of March 31, 2010, the property was 100% completed and a certificate of occupancy was granted for both buildings in December 2009. The Partnership engaged all sub-contractors to sign new construction contracts, along with lien releases for any and all work done after their engagement. During the year ended March 31, 2010, the Partnership voluntarily advanced $846,175 to Davenport for construction related costs. There were no additional advances made to Davenport due to the additional investment made, as discussed below.

The project was fully completed as of March 31, 2010 and it achieved stabilized operations by June 2010. In June 2010 the property achieved 85% occupancy and has maintained occupancy of 80% to 90% to the date of this filing. Davenport has been awarded state historical tax credits from the State of Iowa, federal historical credits and federal Low Income Housing Tax Credits. The State historical credits are given in the form of a refund check from the State in conjunction with the State tax return filing. The net amount of the check after applicable federal taxes will be contributed back to the property to help fund construction shortfalls. Davenport was also allocated additional federal Low Income Housing Tax Credits as well as federal historical tax credits. Upon the Limited Partners’ approval of the dispositions of Sierra’s Run and Fernwood, the Partnership made the additional investment in Davenport. See the exit strategy in Note 1 regarding the dispositions of Sierra’s Run and Fernwood. On July 1, 2010, the Partnership committed additional capital to Davenport in the amount of $2,490,651. This additional commitment generated $408,710 of federal historic credits and $3,582,550 of additional federal Low Income Housing Tax Credits which was allocated to the partners of the Partnership.

Grove Village Limited Partnership (“Grove Village”) and Pleasant Village Limited Partnership (“Pleasant Village”), both Texas limited partnerships in which the Partnership is a Limited Partner, were audited by the Internal Revenue Service (“IRS”) for tax years 2007, 2008 and 2009. In its findings of those audits, the IRS asserted that the Low Income Housing Tax Credits (“LIHTCs”) for Grove Village and Pleasant Village should not have been claimed for those three years. As of the year-end for each of those years the IRS 8609 Forms had not been issued by the Texas Department of Housing & Community Affairs (“TDHCA”).

The Local General Partner, which is not an affiliate of WNC, has engaged counsel and is challenging the IRS notices, primarily on the basis that the Local General Partner has diligently pursued the issuance of the 8609 Forms by TDHCA. A formal request for an appeal has been made to the IRS. Once the appeal was filed, IRS procedures dictate that a new auditor be assigned to review the filings. The Local General Partner has represented to us that this case is currently with the appellate division of the IRS. The Appellate Division will not proceed with this case until the 8609 Forms are issued by TDHCA. As of the date of this report, those forms still have not been issued.

In December 2012, a representative of the Partnership and the Local General Partner met with TDHCA to get an understanding of what needs to be completed on both properties in order to get the 8609 Forms issued. Currently the Local General Partner is putting together a plan for how the necessary work is going to be completed in order to satisfy the TDHCA. It is estimated that it could take a minimum of six months for all the changes to be made to the properties and for TDHCA to issue the 8609 Forms. Once those Forms have been issued then the Local General Partner will have to go through the Appellate Court of the IRS in order to have the IRS’s original denial of the Partnership’s tax credit claim reversed. It is estimated that the entire process could take over a year.

Due to the uncertainty of this situation the Partnership chose not to take the LIHTC’s for Grove Village and Pleasant Village for the years ended 2011 and 2012. In the event the 8609 forms are not issued, management believes the maximum potential recapture amount would be $3,548,480, or $169 per Partnership Unit, including interest and penalties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31,2012, and 2011, the Partnership had incurred cumulative acquisition fees of $1,468,670 which were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $275,209, and $221,801, as of March 31, 2012, and 2011, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of March 31, 2012 and 2011, the Partnership incurred cumulative acquisition costs of $419,620 which were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $78,614, and $63,358, as of March 31, 2012, and 2011, respectively.

An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $163,604, $163,604, and $178,455 were incurred during the years ended March 31, 2012, 2011, and 2010, respectively. No payments were made during any of the years ended March 31, 2012, 2011, and 2010.

The Partnership will reimburse the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $55,322, $285,055, and $0 during the years ended March 31, 2012, 2011, and 2010, respectively.

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

WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $ 267 which are included in investments in Local Limited Partnerships. The accumulated amortization of these financing costs and interest was $212 and $176 as of March 31, 2012 and 2011, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

	March 31,
	2012	2011
Asset management fee payable	$764,215	$600,611
Reimbursements for expenses paid by the General Partner or an affiliate	4,093	1 18,608

Total	$768,308	$619,219

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through January 31, 2014.

NOTE 4– PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances. During the years ended March 31, 2011, 2010, and 2009, payables to Local Limited Partnerships were reduced for tax credit adjusters in the amounts of $0, $0 and $10,366, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 5 -QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2012

Income	$-	4,000	-	-

Operating expenses and loss	(289,000)	(66,000)	(72,000)	(63,000)

Loss from operations	(289,000)	(62,000)	(72,000)	(63,000)

Equity in losses of Local Limited Partnerships	(88,000)	(88,000)	(88,000)	(89,000)

Interest income	1,000	-	-	-

Net loss	(377,000)	(150,000)	(160,000)	(152,000)

Net loss available to Limited Partners	(376,000)	(150,000)	(160,000)	(152,000)

Net loss per Partnership Unit	(18)	(7)	(8)	(7)

	June 30	September 30	December 31	March 31
2011

Income	$-	-	-	124,000

Operating expenses and loss	(232,000)	(84,000)	(74,000)	(84,000)

Income (loss) from operations	(232,000)	(84,000)	(74,000)	40,000

Equity in losses of Local Limited Partnerships	(347,000)	(51,000)	(51,000)	(264,000)

Gain on sale	85,000	-	-	-

Interest income	-	1,000	1,000	1,000

Net loss	(494,000)	(134,000)	(124,000)	(223,000)

Net loss available to Limited Partners	(494,000)	(134,000)	(124,000)	(222,000)

Net loss per Partnership Unit	(24)	(6)	(6)	(11)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 5 -QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2010

Income	$-	$-	$-	$-

Operating expenses and loss	(517,000)	(474,000)	(1,122,000)	(268,000)

Loss from operations	(517,000)	(474,000)	(1,122,000)	(268,000)

Equity in losses of Local Limited Partnerships	(611,000)	(611,000)	(585,000)	(54,000)

Interest income	1,000	-	-	-

Net loss	(1,127,000)	(1,085,000)	(1,707,000)	(322,000)

Net loss available to Limited Partners	(1,126,000)	(1,084,000)	(1,705,000)	(322,000)

Net loss per Partnership Unit	(54)	(52)	(81)	(15)

NOTE 6 –ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the years ended March 31, 2012, 2011 and 2012, the Partnership voluntarily advanced $0, $427,141 and $846,175 to one Local Limited Partnership in which the Partnership is a limited partner. During the years ended March 31, 2012, 2011 and 2010, $0, $427,141 and $0 of such advances were converted to a capital contribution payment to the Local Limited Partnership. The Local Limited Partnership had been experiencing construction issues. The Partnership determined the recoverability of these advances to be improbable and, accordingly, advances were reserved for. During the year ended March 31, 2011, $123,970 of the advances that were previously reserved for were repaid to the Partnership.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2012. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2012. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are included in the following list, which also includes certain officers of WNC Capital Corporation:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Chief Operating Officer and Executive Vice President
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President - Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk	Vice President – Accounting and Finance - Chief Financial Officer
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Kelly Henderson	Senior Vice President – Legal Affairs
AnandKannan	Senior Vice President - Development
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

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

Anand Kannan, age 32, is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in Economics with an emphasis in Accounting.

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

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliates shall receive from the Partnership an annual Asset Management Fee in an amount not to exceed 0.5% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving Government Assistance. “Invested Assets” means the sum of the Partnership’s original investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $163,604, $163,604 and $178,455, were incurred during the years ended March 31, 2012, 2011 and 2010, respectively. No payments were made during the years ended March 31, 2012, 2011 and 2010.

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

Reimbursement to a General Partner or any of its Affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report). The Agreement defines “Operating Cash Expenses” as

“. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $4,093, $18,608 and $148,330, for the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $55,322, $285,055 and $0, during the years ended March 31, 2012, 2011 and 2010, respectively.

(c)	Interest in Partnership

The General Partner receives .10% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,080, $1,898 and $1,898 for the years ended December 31, 2011, 2010 and 2009, respectively. The General Partner is also entitled to receive ..10% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2012, 2011, and 2012. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2012, 2011, and 2010.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2012	2011

Audit Fees	$9,250	$85,887
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-

TOTAL	$12,285	$88,922

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2012 and 2011
Statements of Operations for the years ended March 31, 2012, 2011 and 2010
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2012, 2011 and 2010
Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010
Notes to Financial Statements

(a)(2)	List of Financial statement schedules:

Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits

3.1	Agreement of Limited Partnership dated February 7, 2005 filed in the Post-Effective Amendment No. 1 on July 11, 2006 is hereby incorporated herein by reference as exhibit 3.1

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1	Financial Statements of Davenport Housing VII. L.P. for the year ended December 31, 2011, 2010 and 2009 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership.

99.2	Financial Statements of Grove Village Limited Partnership for the years ended December 31, 2009 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership.

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2012 and 2011, (ii) the Statements of Operations for the years ended March 31, 2012, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010 and (iv) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 13

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		Initial Cost to Partnership			As of December 31, 2011
Local Limited Partnership	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value
909 4th YMCA, L.P.	Seattle, Washington	$508,000	$508,000	$-	$16,649,000	$-	$-	$-	$16,649,000	$4,470,000	$12,179,000

Crestview Housing, L.P.	Bigfork, Montana	1,973,000	1,885,000	215,000	2,474,000	35,000	736,000	250,000	2,474,000	254,000	2,470,000

Davenport Housing VII, L.P.	Davenport, Iowa	4,744,000	4,499,000	50,000	6,231,000	311,000	558,000	50,000	6,542,000	347,000	6,245,000

FDI-Country Square, LTD.	Lone Star, Texas	605,000	605,000	18,000	1,359,000	29,000	630,000	18,000	1,388,000	236,000	1,170,000

FDI-Park Place, LTD.	Bellville, Texas	758,000	758,000	50,000	2,023,000	21,000	1,129,000	50,000	2,044,000	267,000	1,827,000

Grove Village, L.P.	Dallas, Texas	3,043,000	2,944,000	877,000	9,625,000	498,000	5,869,000	1,370,000	9,630,000	2,834,000	8,166,000

Head Circle, L.P.	Ruleville, Mississippi	464,000	464,000	54,000	1,914,000	-	1,418,000	54,000	1,914,000	567,000	1,401,000

Pleasant Village, L.P.	Dallas, Texas	2,850,000	2,808,000	811,000	8,690,000	426,000	5,698,000	1,271,000	8,656,000	2,413,000	7,514,000

		$14,945,000	$14,471,000	$2,075,000	$48,965,000	$1,320,000	$16,038,000	$3,063,000	$49,297,000	$11,388,000	$40,972,000

WNC Housing Tax Credit Fund VI, L.P., Series 13

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the Year Ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

909 4th YMCA, L.P.	$638,000	$15,000	2006	Completed	40

Crestview Housing, L.P.	119,000	(60,000)	2007	Completed	40

Davenport Housing VII, L.P.	110,000	(254,000)	2007	Completed	40

FDI-Country Square, LTD.	123,000	(8,000)	2006	Completed	40

FDI-Park Place, LTD.	199,000	1,000	2006	Completed	40

Grove Village, L.P.	1,618,000	(941,000)	2006	Completed	27.5

Head Circle, L.P.	272,000	(69,000)	2006	Completed	27.5

Pleasant Village, L.P.	1,435,000	(869,000)	2006	Completed	27.5

	$4,514,000	$(2,185,000)

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

Date: February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: February 22, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: February 22, 2012

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: February 22, 2012

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: February 22, 2012

