Form 10-Q
period 2012-12-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2013-02-22
CIK 1321228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2012

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2012	March 31, 2012

ASSETS
Cash and cash equivalents	$185,199	$182,459
Investments in Local Limited Partnerships, net (Notes 2 and 3)	7,654,242	8,318,507

Total Assets	$7,839,441	$8,500,966

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$468,828	$474,328
Accrued fees and expenses due to General Partner and affiliates (Note 3)	942,570	768,308

Total Liabilities	1,411,398	1,242,636

Partners’ Equity (Deficit):
General Partner	(11,681)	(10,851)
Limited Partners (25,000 Partnership Units authorized; 20,981 Partnership Units issued and outstanding)	6,439,724	7,269,181

Total Partners’ Equity (Deficit)	6,428,043	7,258,330

Total Liabilities and Partners’ Equity (Deficit)	$7,839,441	$8,500,966

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012		2011
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$216	$-	$3,559

Operating expenses and loss:
Amortization (Note 2)	17,175	51,525	17,175	51,525
Asset management fees (Note 3)	40,901	122,703	40,901	122,703
Legal and accounting fees	651	39,827	11,355	24,827
Impairment loss (Note 2)	-	339,689	-	215,952
Asset management expenses	274	1,286	-	674
Other	3,596	10,445	2,260	10,450

Total operating expenses and loss	62,597	565,475	71,691	426,131

Loss from operations	(62,597)	(565,259)	(71,691)	(422,572)

Equity in losses of Local Limited Partnerships (Note 2)	(88,373)	(265,119)	(88,373)	(265,119)

Interest income	30	91	37	409

Net loss	$(150,940)	$(830,287)	$(160,027)	$(687,282)

Net loss allocated to:
General Partner	$(151)	$(830)	$(160)	$(687)

Limited Partners	$(150,789)	$(829,457)	$(159,867)	$(686,595)

Net loss per Partnership Unit	$(7)	$(40)	$(8)	$(33)

Outstanding weighted Partnership Units	20,981	20,981	20,981	20,981

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$(10,851)	$7,269,181	$7,258,330

Net loss	(830)	(829,457)	(830,287)

Partners’ equity (deficit) at December 31, 2012	$(11,681)	$6,439,724	$6,428,043

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(830,287)	$(687,282)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	51,525	51,525
Equity in losses of Local Limited Partnerships	265,119	265,119
Impairment loss	339,689	215,952
Increase in accrued fees and expenses due to General Partner and affiliates	174,262	119,980

Net cash provided by (used in) operating activities	308	(34,706)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(5,500)	(2,124,000)
Distributions received from Local Limited Partnerships	7,932	-

Net cash provided by (used in) investing activities	2,432	(2,124,000)

Net increase (decrease) in cash and cash equivalents	2,740	(2,158,706)

Cash and cash equivalents, beginning of period	182,459	2,357,819

Cash and cash equivalents, end of period	$185,199	$199,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

For the Quarterly Period Ended December 31, 2012

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

For the Quarterly Period Ended December 31, 2012

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2012.

Prior to the quarter ended December 31, 2012, the Partnership sold two Local Limited Partnerships, Fernwood Meadows, L.P. (“Fernwood”) and Sierra’s Run, L.P. (“Sierra’s Run”) in order to generate sufficient equity to complete the purchase of additional low income housing tax credits for Davenport Housing VII, L.P. (“Davenport).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2012

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2012, three of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2012 and March 31, 2012, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended December 31, 2012

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

Amortization

Acquisition fees and costs are being amortized over 27.5 years using the straight-line method. Amortization expense for each of the nine months ended December 31, 2012 and 2011 was $51,525.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the nine months ended December 31, 2012 and 2011, impairment loss related to investments in Local Limited Partnerships was $339,689 and $215,952, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the nine months ended December 31, 2012 and 2011, there was no impairment loss recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 8 Local Limited Partnerships. Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 598 apartment units as of December 31, 2012 and March 31, 2012. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2012	For the Year Ended March 31, 2012
Investments per balance sheet, beginning of period	$8,318,507	$8,956,651
Distributions received from Local Limited Partnerships	(7,932)	-
Equity in losses of Local Limited Partnerships	(265,119)	(353,492)
Impairment loss	(339,689)	(215,952)
Amortization of acquisition fees and costs	(51,498)	(68,664)
Amortization of warehouse interest and costs	(27)	(36)
Investments per balance sheet, end of period	$7,654,242	$8,318,507

	For the Nine Months Ended December 31, 2012	For the Year Ended March 31, 2012
Investments in Local Limited Partnerships, net	$6,170,473	$6,783,213
Acquisition fees and costs, net of accumulated amortization of $405,321 and $353,823	1,482,969	1,534,467
Capitalized warehouse costs and interest, net of accumulated amortization of $239 and $212	800	827
Investments per balance sheet, end of period	$7,654,242	$8,318,507
F-11

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenues	$3,502,000	$3,502,000

Expenses:
Interest expense	1,033,000	1,033,000
Depreciation and amortization	1,453,000	1,453,000
Operating expenses	2,628,000	2,655,000
Total expenses	5,114,000	5,141,000

Net loss	$(1,612,000)	$(1,639,000)
Net loss allocable to the Partnership	$(1,612,000)	$(1,639,000)
Net loss recorded by the Partnership	$(265,000)	$(265,000)

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

The project was fully completed as of March 31, 2010 and it achieved stabilized operations by June 2010. In June 2010 the property achieved 85% occupancy and has maintained occupancy of 80% to 90% to the date of this filing. Davenport has been awarded state historical tax credits from the State of Iowa, federal historical credits and federal Low Income Housing Tax Credits. The State historical credits are given in the form of a refund check from the State in

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

conjunction with the State tax return filing. The net amount of the check after applicable federal taxes will be contributed back to the property to help fund construction shortfalls. Davenport was also allocated additional federal Low Income Housing Tax Credits as well as federal historical tax credits. Upon the Limited Partners’ approval of the dispositions of Sierra’s Run and Fernwood, the Partnership made the additional investment in Davenport. See the exit strategy in Note 1 regarding the dispositions of Sierra’s Run and Fernwood. On July 1, 2010, the Partnership committed additional capital to Davenport in the amount of $2,490,651. This additional commitment generated $408,710 of federal historic credits and $3,582,550 of additional federal Low Income Housing Tax Credits which was allocated to the partners of the Partnership.

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

In December 2012, a representative of the Partnership and the Local General Partner met with TDHCA to get an understanding of what needs to be completed on both properties in order to get the 8609 Forms issued. Currently the Local General Partner is putting together a plan for how the necessary work is going to be completed in order to satisfy TDHCA. It is estimated that it could take a minimum of six months for all the changes to be made to the properties and for TDHCA to issue the 8609 Forms. Once those Forms have been issued then the Local General Partner will have to go through the Appellate Court of the IRS in order to have the IRS’s original denial of the Partnership’s tax credit claim reversed. It is estimated that the entire process could take over a year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,468,670. Accumulated amortization of these capitalized costs was $315,265 and $275,209 as of December 31, 2012 and March 31, 2012, respectively.

(b)	A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $90,056 and $78,614 as of December 31, 2012 and March 31, 2012, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)	An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $122,703 were incurred during each of the nine months ended December 31, 2012 and 2011. The Partnership paid the General Partner and or its affiliates $0 of those fees during each of the nine months ended December 31, 2012 and 2011.

(d)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $38 and $38,637 during the nine months ended December 31, 2012 and 2011, respectively.

(e)	A subordinated disposition fee will be paid in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred for all periods presented.

(f)	WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. The accumulated amortization of these financing costs and interest was $239 and $212 as of December 31, 2012 and March 31, 2012.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2012	March 31, 2012

Asset management fee payable	$886,918	$764,215
Advances made to the Partnership from the General Partner or affiliates	55,652	4,093

Total	$942,570	$768,308

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $468,828 and $474,328 at December 31, 2012 and March 31, 2012, respectively, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of all periods presented, the Partnership in total had voluntarily advanced $744,516 to a Local Limited Partnership. No advances were made during the nine months ended December 31, 2012. All advances were reserved for in full during the period they were advanced.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2012 and 2011, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2012 consisted of $185,000 in cash and cash equivalents and aggregate investments in eight Local Limited Partnerships of $7,654,000. Liabilities at December 31, 2012 consisted of $469, 000 of payables to Local Limited Partnerships and $943,000 in accrued fees and expenses due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011 The Partnership’s net loss for the three months ended December 31, 2012 was $(151,000), reflecting a decrease of $9,000 from the $(160,000) net loss experienced for the three months ended December 31, 2011. The decrease in net loss is partially due to the $10,000 decrease in legal and accounting fees for the three months ended December 31, 2012 due to the timing of the work performed. Additionally, other expenses increased by $(2,000) for the three months ended December 31, 2012 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency.

Nine Months Ended December 31, 2012 Compared to the Nine Months Ended December 31, 2011 The Partnership’s net loss for the nine months ended December 31, 2012 was $(830,000), reflecting an increase of approximately $(143,000) from the $(687,000) net loss experienced for the nine months ended December 31, 2011. Impairment loss increased by $(124,000) for the nine months ended December 31, 2012. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. There was a $(15,000) increase in legal and accounting fees due to the timing of the work performed. Also, the reporting fees decreased by $(3,000) for the nine months ended December 31, 2012. Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011 The net increase in cash and cash equivalents during the nine months ended December 31, 2012 was $3,000 compared to a net decrease

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. continued

in cash and cash equivalents during the nine months ended December 31, 2011 of $(2,159,000). The change is due primarily to the fact that during the nine months ended December 31, 2011, the Partnership paid $2,124,000 in capital contributions to Local Limited Partnerships, compared to $(6,000) paid during the nine months ended December 31, 2012. The capital contributions will vary over time depending on when certain benchmarks are met by the Local Limited Partnerships. Also, the Partnership paid $(39,000) to the General Partner or an affiliate as reimbursement for operating expenses that were paid on the Partnerships behalf during the nine months ended December 31, 2011, compared to no reimbursements made during the nine months ended December 31, 2012. Such payments can vary depending on the cash position of the Partnership. The Partnership collected $3,000 less in reporting fees and $8,000 more in distributions for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. These payments vary as Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the nine months ended December 31, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $174,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2014.

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

In December 2012, a representative of the Partnership and the Local General Partner met with TDHCA to get an understanding of what needs to be completed on both properties in order to get the 8609 Forms issued. Currently the Local General Partner is putting together a plan for how the necessary work is going to be completed in order to satisfy TDHCA. It is estimated that it could take a minimum of six months for all the changes to be made to the properties and for TDHCA to issue the 8609 Forms. Once those Forms have been issued then the Local General Partner will have to go through the Appellate Court of the IRS in order to have the IRS’s original denial of the Partnership’s tax credit claim reversed. It is estimated that the entire process could take over a year.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month and nine- month periods ended December 31, 2012 and December 31, 2011, (iii) the Condensed Statements of Cash Flows for the nine months ended December 31, 2012 and December 31, 2011 and (iv) the Notes to Condensed Financial Statements.

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

