Form 10-K
period 2013-03-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2013-08-19
CIK 1321228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-124115

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 13

(Exact name of registrant as specified in its charter)

California	20-2355224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [  ]

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

For the fiscal year end March 31, 2013

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of March 31, 2013, 20,971 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. This offering was closed on September 21, 2006.

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

The Partnership originally invested in ten Local Limited Partnerships, two of which have been sold or otherwise disposed of as of March 31, 2013. Each of these Local Limited Partnerships owns or owned a Housing Complex that is eligible for the Federal Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low or moderate income housing.

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

With that in mind, as of March 31, 2013 the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have completed the Compliance Period. Once the Housing Complexes have done so, the review will take into consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Prior to the year ended March 31, 2013, the Partnership sold two Local Limited Partnerships, Fernwood Meadows, L.P. (“Fernwood”) and Sierra’s Run, L.P., (“Sierra’s Run”), in order to generate sufficient equity to complete the purchase of additional Low Income Housing Tax Credits for Davenport VII, L.P. (“Davenport”).

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

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values equal to or less than the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of March 31, 2013, 2012 and 2011, the Partnership had reduced the carrying amount to $0 with respect to three of its investments.

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

A loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2013, 2012, and 2011, impairment loss related to investments in Local Limited Partnerships was $339,689,$215,952, and $82,672, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner and the capital contributions payable to Local Limited Partnerships. The asset management fees payable increased by approximately $164,000 for each of the years ended March 31, 2013, 2012 and 2011. The payables due to the Local Limited Partnerships increased (decreased) by approximately $0, $(2,124,000), and $1,906,000 for the years ended March 31, 2013, 2012 and 2011, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $164,000 per year through the termination of the Partnership, which must occur no later than December 31, 2070. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2014.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
909 4th YMCA, L.P.	Seattle, Washington	YMCA of Greater Seattle	$508,000	$508,000	20	$686,000	$-

Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	1,973,000	1,885,000	24	2,268,000	702,000

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	4,744,000	4,499,000	20	6,029,000	549,000

FDI-Country Square, LTD.	Lone Star, Texas	Fieser Holdings, Inc.	605,000	605,000	24	823,000	614,000

FDI-Park Place, LTD.	Bellville, Texas	Fieser Holdings, Inc.	758,000	758,000	40	1,068,000	1,112,000

Grove Village, L.P.	Dallas, Texas	Walker Guardian LLC	3,043,000	2,944,000	232	3,952,000	5,776,000

Head Circle, L.P.	Ruleville, Mississippi	SEMC, Inc.	464,000	464,000	38	657,000	1,401,000

Pleasant Village, L.P.	Dallas, Texas	Walker Guardian LLC	2,850,000	2,808,000	200	3,701,000	7,337,000

			$14,945,000	$14,471,000	598	$19,184,000	$17,491,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if the Housing Complexes are retained and rented in compliance with credit rules for the Compliance Period. Approximately 48% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships.

	For the year ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

909 4th YMCA, L.P.	$661,000	$58,000	99.98%

Crestview Housing, L.P.	124,000	(4,000)	99.98%

Davenport Housing VII, L.P.	114,000	(167,000)	99.98%

FDI-Country Square, LTD.	125,000	(19,000)	99.98%

FDI-Park Place, LTD.	186,000	(6,000)	99.98%

Grove Village, L.P.	1,404,000	(1,357,000)	99.98%

Head Circle, L.P.	271,000	(78,000)	99.98%

Pleasant Village, L.P.	1,296,000	(1,192,000)	99.98%

	$4,181,000	$(2,765,000)

WNC Housing Tax Credit Fund VI, L.P., Series 13

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009		2008

909 4th YMCA, L.P.	Seattle, Washington	YMCA of Greater Seattle	100%	100%	95%	100%		95%

Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	100%	100%	92%	83%		100%

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	100%	95%	95%	15	%(2)	(1)

FDI-Country Square, LTD.	Lone Star, Texas	Fieser Holdings, Inc.	100%	96%	100%	100%		96%

FDI-Park Place, LTD.	Bellville, Texas	Fieser Holdings, Inc.	75%	95%	93%	90%		85%

Fernwood Meadows, L.P.	Fernley, Nevada	Fernwood Meadow, LLC	N/A	N/A	N/A	100%		96%

Grove Village, L.P.	Dallas, Texas	Walker Guardian LLC	**	74%	94%	72%		88%

Head Circle, L.P.	Ruleville, Mississippi	SEMC, Inc.	100%	95%	100%	97%		97%

Pleasant Village, L.P.	Dallas, Texas	Walker Guardian LLC	80%	76%	91%	82%		93%

Sierra’s Run, L.P.	Fernley, Nevada	Sierra Run, LLC	N/A	N/A	N/A	95%		86%

			86%	81%	94%	80%		91%

N/A – This Local Limited Partnership was sold as of the respective year end.

** The Partnership was unable to obtain the occupancy rate as of December 31, 2012

(1) – The Local Limited Partnership was still under construction as of the respective year end.

(2) – Construction was completed during December 2009, so the Local Limited Partnership was still in the lease up phase.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a)	The Partnership Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b)	At March 31, 2013, there were 955 Limited Partners, respectively, and there were no assignees of Partnership Units who were not admitted as Limited Partners.

(c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any such distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented, there were no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2013.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2013	2012	2011	2010	2009
ASSETS

Cash and cash equivalents	$161,924	$182,459	$2,357,819	$678,636	$1,522,248
Investments in Local Limited Partnerships, net	7,636,679	8,318,507	8,956,651	10,079,132	13,242,305

Total Assets	$7,798,603	$8,500,966	$11,314,470	$10,757,768	$14,764,553

LIABILITIES

Payables to Local Limited Partnerships	$474,328	$474,328	$2,598,328	$692,220	$1,110,039
Accrued fees and expenses due to General Partner and affiliates	1,018,170	768,308	619,219	993,507	291,539

Total Liabilities	1,492,498	1,242,636	3,217,547	1,685,727	1,401,578

PARTNERS’ EQUITY	6,306,105	7,258,330	8,096,923	9,072,041	13,362,975

Total Liabilities and Partners’ Equity	$7,798,603	$8,500,966	$11,314,470	$10,757,768	$14,764,553

Selected results of operations, cash flows, and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2013	2012	2011	2010	2009
Loss from operations	$(678,906)	$(485,542)	$(349,683)	$(2,380,615)	$(381,550)
Equity in losses of Local Limited Partnerships	(273,439)	(353,492)	(713,926)	(1,861,108)	(2,443,000)
Gain on sale of Local Limited Partnerships	-	-	85,349	-	-
Interest income	120	441	3,142	789	12,187
Net loss	$(952,225)	$(838,593)	$(975,118)	$(4,240,934)	$(2,812,363)

Net loss allocated to:
General Partner	$(952)	$(839)	$(975)	$(4,241)	$(2,812)
Limited Partners	$(951,273)	$(837,754)	$(974,143)	$(4,236,693)	$(2,809,551)

Net loss per Partnership Unit	$(45.36)	$(39.93)	$(46.43)	$(201.93)	$(133.91)

Outstanding Weighted Partnership Units	20,971	20,981	20,981	20,981	20,981

Note 1 – Loss from operations for the years ended March 31, 2013, 2012, 2011, 2010 and 2009 includes a charge for impairment losses on investments in Local Limited Partnerships of $339,689, $215,952, $82,672, $1,169,440, and $80,344, respectively (see Note 2 to the audited financial statements).

	For the Years Ended March 31,
	2013	2012	2011	2010	2009
Net cash provided by (used in):
Operating activities	$(20,535)	$(51,360)	$(569,457)	$(439,718)	$(58,441)
Investing activities	-	(2,124,000)	2,248,640	(403,894)	(2,134,434)

Net change in cash and cash equivalents	(20,535)	(2,175,360)	1,679,183	(843,612)	(2,192,875)

Cash and cash equivalents, beginning of period	182,459	2,357,819	678,636	1,522,248	3,715,123

Cash and cash equivalents, end of period	$161,924	$182,459	$2,357,819	$678,636	$1,522,248

Low Income Housing Tax Credits per Partnership Unit were as follows for the year and period ended December 31:

	2012	2011	2010	2009	2008

Federal	$51	51	88	90	86
State	-	-	-	-	-

Total	$51	51	88	90	86

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

Impact of Recent Accounting Pronouncements

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

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2013 consisted of $162,000 in cash and aggregate investments in eight Local Limited Partnerships of $7,637,000(See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2013 consisted of $474,000 of payables due to Local Limited Partnerships and $1,018,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The Partnership’s net loss for the year ended March 31, 2013 of $(952,000), reflecting an increase of $(113,000) from the net loss experienced for the year ended March 31, 2012 of $(839,000). An impairment loss of $(340,000) was recorded for the year ended March 31, 2013 compared to the impairment loss of $(216,000) for the year ended March 31, 2012. The impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of low income housing tax credits that were allocated each year to the Partnership. The accounting and legal fees increased by $(55,000) for the year ended March 31, 2013 compared to the year ended March 31, 2012 due to the timing of the accounting work performed. Asset management expenses increased by $(1,000) for the year ended March 31, 2013 compared to the year ended March 31, 2012. This was due to property inspections performed on troubled Housing Complexes during the year ended March 31, 2013. The equity in losses of Local Limited Partnerships decreased by $80,000 for the year ended March 31, 2013. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Additionally, there was a $(15,000) increase in write off of advances to Local Limited Partnership for the year ended March 31, 2013. The advances made to Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Reporting fees increased by $5,000 for the year ended March 31, 2013 due to the fact that Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The Partnership’s net loss for the year ended March 31, 2012 $(839,000), reflecting a decrease of $136,000 from the net loss experienced for the year ended March 31, 2011 of $(975,000). An impairment loss of $(216,000) was recorded for the year ended March 31, 2012 compared to the impairment loss of $(83,000) for the year ended March 31, 2011. The impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of low income housing tax credits that were allocated each year to the Partnership. The accounting and legal fees decreased by $114,000 for the year ended March 31, 2012 compared to the year ended March 31, 2011, due to the timing of the accounting work performed. Asset management expenses decreased by $6,000 for the year ended March 31, 2012 compared to the year ended March 31, 2011. This was due to property inspections performed on troubled Housing Complexes during the year ended March 31, 2011. The equity in losses of Local Limited Partnerships decreased by $361,000 for the year ended March 31, 2012. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Gain on sale of Local Limited Partnerships in the amount of $85,000 was recorded during the year ended March 31, 2011 due to the disposition of two Local Limited Partnerships. None were sold during the year ended March 31, 2012. Reporting fees increased by $3,000 for the year ended March 31, 2012 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Interest income decreased by $3,000 due to the significant decrease in the cash balance throughout the year ended March 31, 2012. Lastly, other income of $124,000 was recorded for the year ended March 31, 2011 for to the recovery of previously written off advances. No such recoveries were made during the year ended March 31, 2012

Liquidity and Capital Resources

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The net decrease in cash and cash equivalents during the year ended March 31, 2013 was $(21,000) compared to a net decrease in cash and cash equivalents during the year ended March 31, 2012 of $(2,175,000). The change was due primarily to the fact that during the year ended March 31, 2013 the Partnership paid no capital contributions compared to $(2,124,000) of capital contributions paid to Local Limited Partnerships during the year ended March 31, 2012. The capital contributions will vary over time depending on when certain benchmarks are met by the Local Limited Partnerships. The Partnership paid $(15,000) to the General Partner or an affiliate as reimbursement for operating expenses that were paid on the Partnership’s behalf during the year ended March 31, 2013 compared to $(55,000) reimbursed during the year ended March 31, 2012. Such payments can vary depending on the cash position of the Partnership. The Partnership collected $5,000 more in reporting fees for the year ended March 31, 2013 compared to the year ended March 31, 2012. These payments vary as Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for payment.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased (decreased) by approximately $250,000, $149,000, and $(374,000), for the years ended March 31, 2013, 2012 and 2011, respectively.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2014.

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

Grove Village Limited Partnership (“Grove Village”) and Pleasant Village Limited Partnership (“Pleasant Village”), both Texas limited partnerships in which the Partnership is a Limited Partner, were audited by the Internal Revenue Service (“IRS”) for tax years 2007, 2008 and 2009. In its findings of those audits, the IRS asserted that the Low Income Housing Tax Credits (“LIHTCs”) for Grove Village and Pleasant Village should not have been claimed for those three years. As of the year-end for each of tax years 2007, 2008, 2009, and 2010 the IRS 8609 Forms had not been issued by the Texas Department of Housing & Community Affairs (“TDHCA”).

The Local General Partner and a representative for the Partnership were present for an Appellate Hearing with the IRS on June 27, 2013. The Hearing was in regards to the LIHTC’s for Pleasant Village and Grove Village for tax years 2007, 2008 and 2009. The Partnership expects to receive the results of that hearing by the end of August. If the offer from the Appellate Hearing is accepted then the case with the IRS is considered closed. If the offer is not accepted then the final step in the process would be to go to Federal Tax Court.

The Local General Partner, which is not an affiliate of WNC, had made repairs to Pleasant Village in anticipation of a May 2013 inspection by HUD and TDHCA. It was essential and necessary that Pleasant Village receive a favorable determination from TDHCA to move forward with the issuance of the 8609 Forms. Pleasant Village did not receive a favorable score from either HUD or TDHCA. The Local General Partner has contested the HUD report and remains hopeful that a passing score can be achieved. In addition, the Local General Partner is reviewing the TDHCA report and will take steps to correct the deficiencies to ensure a passing report from TDHCA, which is necessary for the issuance of the 8609 Forms. Based on these recent events, it is possible that Grove Village and Pleasant Village may not satisfy TDHCA requirements and therefore not be eligible to receive Forms 8609 and the allocation of tax credits.

Also, in May 2013, the Local General Partner stopped making the mortgage payments for Grove Village and Pleasant Village without providing notice to the Partnership of its intent. The lender has issued a notice of default.

In June 2013, the Partnership filed suit against Grove Village and Pleasant Village, the Local General Partner and the Guarantors. The Partnership has requested the court to appoint a Receiver to take over the day-to-day operations of the properties. The Guarantors have guaranteed the full and complete delivery of the tax credits. As part of the lawsuit, the Partnership is seeking full recourse against the Guarantors for the tax credits for the 2007 to 2010 tax credits taken by the Partnership and for future tax credits if TDHCA does not issue the 8609 Forms.

Due to the uncertainty of this situation the Partnership chose not to take the LIHTC’s for Grove Village and Pleasant Village for the years ended 2011 and 2012. In the event the 8609 forms are not issued, management believes the maximum potential recapture amount would be $3,548,480, or $169 per Partnership Unit, including interest and penalties.

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total

Asset management fees (1)	$1,181,774	$163,604	$163,604	$163,604	$163,604	$8,507,408	$10,343,598
Payable to Local Limited Partnerships	474,328	-	-	-	-	-	474,328
Total contractual cash obligations	$1,656,102	$163,604	$163,604	$163,604	$163,604	$8,507,408	$10,817,926

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2070. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2070. Fernwood and Sierra’s Run have been sold and therefore have been excluded. Amounts due to the General Partner as of March 31, 2013 have been included in the 2014 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 13

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 13 (the Partnership) as of March 31, 2013 and 2012,and the related statements of operations, partners’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2013. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $5,358,926 and $5,767,979 of the total Partnership assets as of March 31, 2013 and 2012, respectively, and $249,258, $347,032 and $388,804 of the total Partnership loss for the years ended March 31, 2013, 2012 and 2011, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 13 as of March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the years ended March 31, 2013, 2012 and 2011 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP
Bethesda, Maryland
August 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Crestview Housing, Ltd

Kalispell, Montana

and

USDA Rural Development Servicing Office

Kalispell, Montana

We have audited the accompanying balance sheets of Crestview Housing, Ltd., RHS Project No. 31-015-387826946, as of December 31, 2012 and 2011 and the related statements of operations, changes in partners’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. Crestview Housing, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crestview Housing, Ltd. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated May 23, 2013 on our consideration of Crestview Housing, Ltd.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Metairie, Louisiana

May 23, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Davenport Housing VII, L.P.

Davenport, Iowa

We have audited the accompanying balance sheets of Davenport Housing VII, L.P., as of December 31, 2012 and 2011 and the related statements of operations, changes in partners’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. Davenport Housing VII, L.P.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davenport Housing VII, L.P. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated April 24, 2013 on our consideration of Davenport Housing VII, L.P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Metairie, Louisiana

April 24, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Head Circle, L.P.

Ruieville, Mississippi

and

USDA Rural Development Servicing Office

Greenville, Mississippi

We have audited the accompanying balance sheets of Head Circle, L.P., RHS Project No. 28-067-038654099, as of December 31, 2012 and 2011 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012. Head Circle, L.P.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Head Circle, L.P. as of December 31, 2012 and 2011 and the results of its operations, changes in partners’ equity and cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America,

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 2013 on our consideration of Head Circle, L.P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Metairie, Louisiana

February 28, 2013

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

www.pmlcpa.com

  Member of

IGAF POLARIS - A Global Association of Independent Firms ● PCAOB - Public Company Accounting Oversight Board

AICPA: Center for Public Company Audit Firms (SEC) ● Governmental Audit Quality Center ● Private Companies Practice Section (PCPS)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

BALANCE SHEETS

	2013	2012
ASSETS
Cash and cash equivalents	$161,924	$182,459
Investments in Local Limited Partnerships, net (Notes 2 and 3)	7,636,679	8,318,507
Total Assets	$7,798,603	$8,500,966

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$474,328	$474,328
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	1,018,170	768,308
Total Liabilities	1,492,498	1,242,636

Partners’ Equity (Deficit)
General Partner	(11,803)	(10,851)
Limited Partners (25,000 Partnership Units authorized, 20,971 and 20,981, respectively, Partnership Units issued and outstanding)	6,317,908	7,269,181

Total Partners’ Equity (Deficit)	6,306,105	7,258,330

Total Liabilities and Partners’ Equity (Deficit)	$7,798,603	$8,500,966

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2013	2012	2011
Operating income:
Reporting fees	$8,948	$3,558	$157
Distribution income	216	-	-
Other income	-	-	123,970

Total operating income	9,164	3,558	124,127

Operating expenses and loss:
Amortization	68,700	68,700	68,700
Asset management fees	163,604	163,604	163,604
Asset management expenses	2,260	951	7,375
Accounting and legal fees	80,580	25,687	140,136
Write off of advances to a Local Limited Partnership (Note 6)	14,820	-	-
Impairment loss	339,689	215,952	82,672
Other	18,417	14,206	11,323

Total operating expenses and loss	688,070	489,100	473,810

Loss from operations	(678,906)	(485,542)	(349,683)

Equity in losses of Local Limited Partnerships	(273,439)	(353,492)	(713,926)

Gain on sale of Local Limited Partnerships	-	-	85,349

Interest income	120	441	3,142

Net loss	$(952,225)	$(838,593)	$(975,118)

Net loss allocated to:
General Partner	$(952)	$(839)	$(975)

Limited Partners	$(951,273)	$(837,754)	$(974,143)

Net loss per Partnership Unit	$(45.36)	$(39.93)	$(46.43)

Outstanding weighted Partnership Units	20,971	20,981	20,981

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2013, 2012 and 2011

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(9,037)	$9,081,078	$9,072,041

Net loss	(975)	(974,143)	(975,118)

Partners’ equity (deficit) at March 31, 2011	(10,012)	8,106,935	8,096,923

Net loss	(839)	(837,754)	(838,593)

Partners’ equity (deficit) at March 31, 2012	(10,851)	7,269,181	7,258,330

Net loss	(952)	(951,273)	(952,225)

Partners’ equity (deficit) at March 31, 2013	$(11,803)	$6,317,908	$6,306,105

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from operating activities:
Net loss	$(952,225)	$(838,593)	$(975,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	68,700	68,700	68,700
Equity in losses of Local Limited Partnerships	273,439	353,492	713,926
Impairment loss	339,689	215,952	82,672
Gain on sale of Local Limited Partnerships	-	-	(85,349)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	249,862	149,089	(374,288)

Net cash used in operating activities	(20,535)	(51,360)	(569,457)

Cash flows from investing activities:
Capital contributions paid	-	(2,124,000)	(157,205)
Proceeds from sale of Local Limited Partnerships	-	-	2,829,428
Distributions received from Local Limited Partnerships	-	-	3,558
Advances to Local Limited Partnerships	(14,820)	-	(427,141)
Write off of advances to Local Limited Partnerships	14,820	-	-

Net cash provided by (used in) investing activities	-	(2,124,000)	2,248,640

Net increase (decrease) in cash and cash equivalents	(20,535)	(2,175,360)	1,679,183

Cash and cash equivalents, beginning of period	182,459	2,357,819	678,636

Cash and cash equivalents, end of period	$161,924	$182,459	$2,357,819

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$800	$800	$800

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES
The Partnership increased its investment in Local Limited Partnerships for unpaid capital contributions payable to Local Limited Partnerships	$-	$-	$2,490,651

The Partnership decreased its advances to Local Limited Partnerships and decreased its due to Local Limited Partnerships for conversion of advances receivable to capital contributions paid.	$-	$-	$427,141

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 13, a California Limited Partnership (the “Partnership”), was formed on February 7, 2005 under the laws of the State of California, and commenced operations on December 14, 2005. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the “Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. As of March 31, 2006, subscriptions for 7,691 Partnership Units had been accepted by the Partnership. As of March 31, 2007 total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. This offering was closed on September 21, 2006. As of March 31, 2013, a total of 20,971 Partnership Units remain outstanding.

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

For the Years Ended March 31, 2013, 2012 and 2011

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

For the Years Ended March 31, 2013, 2012 and 2011

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2014.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Periods. Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period must satisfy the reasonable belief test to avoid recapture.

With that in mind, as of March 31, 2013, except as indicated in the following two paragraphs, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have completed the Compliance Period. Once the Housing Complexes have done so, the review will take into consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

During the year ended March 31, 2011, the Partnership sold two Local Limited Partnerships, Fernwood Meadows, L.P. (“Fernwood”) and Sierra’s Run, L.P. (“Sierra’s Run”) for disposition in order to generate sufficient equity to complete the purchase of additional low income housing tax credits for Davenport Housing VII, L.P. (“Davenport”, see Note 2 to the audited financial statements).

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

For the Years Ended March 31, 2013, 2012 and 2011

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

For the Years Ended March 31, 2013, 2012 and 2011

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2013 and 2012, the Partnership had no cash equivalents.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Amortization

Acquisition fees and costs included in investments in Local Limited Partnerships are being amortized over 27.5 years using the straight-line method. Amortization expense for all periods presented was $68,700.Future estimated amortization expense for each of the years through March 31, 2018 is $68,700.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2013, 2012, and 2011 impairment loss related to investments in Local Limited Partnerships was $339,689,$215,952, and $82,672, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investment in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During each of the years ended March 31, 2013, 2012, and 2011, there was no impairment loss recorded on the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2013 and 2012, the Partnership has acquired limited partnership interests in 8 Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 598 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2013 and 2012 is approximately $7,607,000 and $5,596,000 greater than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnerships’ financial statements.

At March 31, 2013, the investment account in three of the Local Limited Partnerships has reached a zero balance. Consequently, a portion of the Partnerships’ estimate of its share of losses for the years ended March 31, 2013, 2012, and 2011, amounting to approximately $2,477,000, $1,796,000, and $1,297,000, respectively, have not been recognized. As of March 31, 2013, the aggregate share of net losses not recognized by the Partnership amounted to $5,572,000.

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2013, 2012, and 2011, impairment loss related to investments in Local Limited Partnerships was $339,689, $215,952, and $82,672 respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investment in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During each of the years ended March 31, 2013, 2012, and 2011, there was no impairment loss recorded on the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

	For the Years Ended March 31,
	2013	2012	2011
Investments per balance sheet, beginning of year	$8,318,507	$8,956,651	$10,079,132
Additional investment in a Local Limited Partnership	-	-	2,490,651
Dispositions of Local Limited Partnerships	-	-	(2,744,276)
Distributions received from Local Limited Partnerships	-	-	(3,558)
Equity in losses of Local Limited Partnerships	(273,439)	(353,492)	(713,926)
Impairment loss	(339,689)	(215,952)	(82,672)
Amortization of acquisition fees and costs	(68,664)	(68,664)	(68,664)
Amortization of warehouse interest and costs	(36)	(36)	(36)

Investments per balance sheet, end of year	$7,636,679	$8,318,507	$8,956,651

	For the Years Ended March 31,
	2013	2012	2011
Investments in Local Limited Partnerships, net	$6,170,085	$6,783,213	$7,352,657
Acquisition fees and costs, net of accumulated amortization of $422,487, $353,823 and $285,159	1,465,803	1,534,467	1,603,131
Warehouse interest and costs, net of accumulated amortization of $248, $212, and $176	791	827	863
Investments per balance sheet, end of year	$7,636,679	$8,318,507	$8,956,651

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

COMBINED CONDENSED BALANCE SHEETS

	2012	2011
ASSETS

Buildings and improvements, net of accumulated depreciation of $13,052,000 and $11,388,000,	$36,266,000	$37,909,000
Land	3,063,000	3,063,000
Other assets	1,824,000	2,069,000
Total Assets	$41,153,000	$43,041,000

LIABILITIES

Mortgage and construction loans payable	$17,491,000	$16,038,000
Due to related parties	8,034,000	9,765,000
Other liabilities	4,864,000	3,781,000
Total Liabilities	30,389,000	29,584,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 13	30,000	2,723,000
Other partners	10,734,000	10,734,000
Total Partners’ Equity	10,764,000	13,457,000
Total Liabilities and Partners’ Equity	$41,153,000	$43,041,000

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011	2010

Revenues	$4,443,000	$4,670,000	$4,538,000

Expenses:
Operating expenses	3,744,000	3,540,000	3,491,000
Interest expense	1,494,000	1,378,000	1,108,000
Depreciation and amortization	1,970,000	1,937,000	1,950,000

Total expenses	7,208,000	6,855,000	6,549,000

Net loss	$(2,765,000)	$(2,185,000)	$(2,011,000)

Net loss allocable to the Partnership	$(2,764,000)	$(2,149,000)	$(2,011,000)

Net loss recorded by the Partnership	$(273,000)	$(353,000)	$(714,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

The project was fully completed as of March 31, 2010 and it achieved stabilized operations by June 2010. In June 2010 the property achieved 85% occupancy and has maintained occupancy of 80% to 90% to the date of this filing. Davenport has been awarded state historical tax credits from the State of Iowa, federal historical credits and federal Low Income Housing Tax Credits. The State historical credits are given in the form of a refund check from the State in conjunction with the State tax return filing. The net amount of the check after applicable federal taxes will be contributed back to the property to help fund construction shortfalls. Davenport was also allocated additional federal Low Income Housing Tax Credits as well as federal historical tax credits. Upon the Limited Partners’ approval of the dispositions of Sierra Run’s and Fernwood, the Partnership made the additional investment in Davenport. See the exit strategy in Note 1 regarding the dispositions of Sierra’s Run and Fernwood. On July 1, 2010, the Partnership committed additional capital to Davenport in the amount of $2,490,651. This additional commitment generated $408,710 of federal historic credits and $3,582,550 of additional federal Low Income Housing Tax Credits which were allocated to the partners of the Partnership.

Grove Village Limited Partnership (“Grove Village”) and Pleasant Village Limited Partnership (“Pleasant Village”), both Texas limited partnerships in which the Partnership is a Limited Partner, were audited by the Internal Revenue Service (“IRS”) for tax years 2007, 2008 and 2009. In its findings of those audits, the IRS asserted that the Low Income Housing Tax Credits (“LIHTCs”) for Grove Village and Pleasant Village should not have been claimed for those three years. As of the year-end for each of tax years 2007, 2008, 2009, and 2010 the IRS 8609 Forms had not been issued by the Texas Department of Housing & Community Affairs (“TDHCA”).

The Local General Partner and a representative for the Partnership were present for an Appellate Hearing with the IRS on June 27, 2013. The Hearing was in regards to the LIHTC’s for Pleasant Village and Grove Village for tax years 2007, 2008 and 2009. The Partnership expects to receive the results of that hearing by the end of August. If the offer from the Appellate Hearing is accepted then the case with the IRS is considered closed. If the offer is not accepted then the final step in the process would be to go to Federal Tax Court.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Local General Partner, which is not an affiliate of WNC, had made repairs to Pleasant Village in anticipation of a May 2013 inspection by HUD and TDHCA. It was essential and necessary that Pleasant Village receive a favorable determination from TDHCA to move forward with the issuance of the 8609 Forms. Pleasant Village did not receive a favorable score from either HUD or TDHCA. The Local General Partner has contested the HUD report and remains hopeful that a passing score can be achieved. In addition, the Local General Partner is reviewing the TDHCA report and will take steps to correct the deficiencies to ensure a passing report from TDHCA, which is necessary for the issuance of the 8609 Forms. Based on these recent events, it is possible that Grove Village and Pleasant Village may not satisfy TDHCA requirements and therefore not be eligible to receive Forms 8609 and the allocation of tax credits.

Also, in May 2013, the Local General Partner stopped making the mortgage payments for Grove Village and Pleasant Village without providing notice to the Partnership of its intent. The lender has issued a notice of default.

In June 2013, the Partnership filed suit against Grove Village and Pleasant Village, the Local General Partner and the Guarantors. The Partnership has requested the court to appoint a Receiver to take over the day-to-day operations of the properties. The Guarantors have guaranteed the full and complete delivery of the tax credits. As part of the lawsuit, the Partnership is seeking full recourse against the Guarantors for the tax credits for the 2007 to 2010 tax credits taken by the Partnership and for future tax credits if TDHCA does not issue the 8609 Forms.

Due to the uncertainty of this situation the Partnership chose not to take the LIHTC’s for Grove Village and Pleasant Village for the years ended 2011 and 2012. In the event the 8609 forms are not issued, management believes the maximum potential recapture amount would be $3,548,480, or $169 per Partnership Unit, including interest and penalties.

NOTE 3 – RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2013, and 2012, the Partnership had incurred cumulative acquisition fees of $1,468,670 which were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $328,617 and $275,209 as of March 31, 2013 and 2012, respectively.

A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of March 31, 2012 and 2011, the Partnership incurred cumulative acquisition costs of $419,620 which were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $93,870 and $78,614, as of March 31, 2013, and 2012, respectively.

An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $163,604 were incurred during each of the years ended March 31, 2013, 2012, and 2011. No payments were made during any of the years ended March 31, 2013, 2012, and 2011.

The Partnership will reimburse the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $15,038, $55,322, and $285,055, during the years ended March 31, 2013, 2012, and 2011, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

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

WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. The accumulated amortization of these financing costs and interest was $248 and $212 as of March 31, 2013 and 2012, respectively.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

	March 31,
	2013	2012
Asset management fee payable	$927,819	$764,215
Reimbursements for expenses paid by the General Partner or an affiliate	90,351	4,093

Total	$1,018,170	$768,308

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2014.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $474,328 at the year ended March 31, 2013 and 2012 represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 5 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2013

Income	$-	$-	$-	$9,000

Operating expenses and loss	(428,000)	(75,000)	(63,000)	(122,000)

Loss from operations	(428,000)	(75,000)	(63,000)	(113,000)

Equity in losses of Local Limited Partnerships	(88,000)	(88,000)	(88,000)	(9,000)

Net loss	(516,000)	(163,000)	(151,000)	(122,000)

Net loss available to Limited Partners	(515,000)	(163,000)	(151,000)	(122,000)

Net loss per Partnership Unit	(25)	(8)	(7)	(5)

	June 30	September 30	December 31	March 31

2012

Income	$-	$4,000	$-	$-

Operating expenses and loss	(289,000)	(66,000)	(72,000)	(63,000)

Loss from operations	(289,000)	(62,000)	(72,000)	(63,000)

Equity in losses of Local Limited Partnerships	(88,000)	(88,000)	(88,000)	(89,000)

Interest income	1,000	-	-	-

Net loss	(377,000)	(150,000)	(160,000)	(152,000)

Net loss available to Limited Partners	(376,000)	(150,000)	(160,000)	(152,000)

Net loss per Partnership Unit	(18)	(7)	(8)	(7)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 5 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31

2011

Income	$-	$-	$-	$124,000

Operating expenses and loss	(232,000)	(84,000)	(74,000)	(84,000)

Income (loss) from operations	(232,000)	(84,000)	(74,000)	40,000

Equity in losses of Local Limited Partnerships	(347,000)	(51,000)	(51,000)	(264,000)

Gain on sale	85,000	-	-	-

Interest income	-	1,000	1,000	1,000

Net loss	(494,000)	(134,000)	(124,000)	(223,000)

Net loss available to Limited Partners	(494,000)	(134,000)	(124,000)	(222,000)

Net loss per Partnership Unit	(24)	(6)	(6)	(11)

NOTE 6 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the years ended March 31, 2013, 2012, and 2011, the Partnership voluntarily advanced $14,820, $0, and $427,141 to one Local Limited Partnership in which the Partnership is a limited partner. During the years ended March 31, 2013, 2012, and 2011, $0, $0 and $427,141, respectively, and $0 of such advances were converted to a capital contribution payment to the Local Limited Partnership. During the year ended March 31, 2013, the advances in the amount of $14,820 were reserved for in full. The Local Limited Partnership had been experiencing construction issues. The Partnership determined the recoverability of these advances to be improbable and, accordingly, advances were reserved for. During the year ended March 31, 2011, $123,970 of the advances that were previously reserved for were repaid to the Partnership.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2013. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2013. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

Item 10. Directors, Executive Officers and Corporate Governance

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Kelly Henderson	Senior Vice President – Legal Affairs
Anand Kannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr. is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr. is President, Chief Executive Officer, Secretary, a Director, and a member of the Investment Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber is an Executive Vice President, Chief Operating Officer, chair of the Investment Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer is an Executive Vice President, a member of the Investment Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. He is a registered representative with WNC Capital Corporation. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Melanie R. Wenk is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Darrick Metz is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier is Senior Vice President – Investor Relations of WNC & Associates, Inc. and oversees multi-investor fund equity raising and closings as well as the marketing group. She is a registered representative with WNC Capital Corporation. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Kelly Henderson is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac& Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in economics with an emphasis in accounting.

Gregory S. Hand is Senior Vice President – Underwriting of WNC & Associates, Inc. and oversees the property underwriting activities. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Anil Advani is Senior Vice President – Private Label Funds of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2013, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

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

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliates shall receive from the Partnership an annual Asset Management Fee in an amount not to exceed 0.5% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving Government Assistance. “Invested Assets” means the sum of the Partnership’s original investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $163,604 were incurred during each of the years ended March 31, 2013, 2012 and 2011. No payments were made during the years ended March 31, 2013, 2012 and 2011.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $90,351, $4,093, and $18,608 for the years ended March 31, 2013, 2012, and 2011, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $15,038, $55,322 and $285,055 during the years ended March 31, 2013, 2012 and 2011, respectively.

(c)	Interest in Partnership

The General Partner receives .10% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,080,$1,080, and $1,898 for the years ended December 31, 2012, 2011 and 2010, respectively. The General Partner is also entitled to receive .10% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2013, 2012, and 2011. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2013, 2012, and 2011.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firms for the years ended March 31:

	2013	2012

Audit Fees	$40,600	$9,250
Audit-related Fees	-	-
Tax Fees	-	3,035
All Other Fees	-	-

TOTAL	$40,600	$12,285

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof:

Reports of Independent Registered Public Accounting Firms
Balance Sheets, March 31, 2013 and 2012
Statements of Operations for the years ended in March 31, 2013, 2012, and 2011
Statements of Partners’ Equity (Deficit) for the year ended in March 31, 2013, 2012, and 2011
Statements of Cash Flows for the years ended in March 31, 2013, 2012, and 2011
Notes to Financial Statements

(a)(2)	List of Financial statement schedules:

Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits

3.1	Agreement of Limited Partnership dated February 7, 2005 filed in the Post-Effective Amendment No. 1 on July 11, 2006 is hereby incorporated herein by reference as exhibit 3.1

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1	Financial Statements of Davenport Housing VII. L.P. for the year ended December 31, 2012, 2011, and 2010 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership.

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2012 and 2011, (ii) the Statements of Operations for the years ended March 31, 2013, 2012 and 2011, (iii) the statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012, and 2011,(iv) the Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011 (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 13

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

		As of March 31, 2013		Initial Cost to Partnership			As of December 31, 2012
Local Limited		Total Investment in Local Limited	Amount of Investment		Building &	Cost Capitalized Subsequent to	Mortgage Balances of Local Limited		Building, Construction in Progress &	Accumulated	Net Book
Partnership Name	Location	Partnership	Paid to Date	Land	Improvements	Acquisition	Partnerships	Land	Equipment	Depreciation	Value
909 4th YMCA, L.P.	Seattle, Washington	$508,000	$508,000	$-	$16,649,000	$-	$-	$-	$16,649,000	$4,851,000	$11,798,000

Crestview Housing, L.P.	Bigfork, Montana	1,973,000	1,885,000	215,000	2,474,000	35,000	702,000	250,000	2,474,000	319,000	2,405,000

Davenport Housing VII, L.P.	Davenport, Iowa	4,744,000	4,499,000	50,000	6,231,000	311,000	549,000	50,000	6,542,000	515,000	6,077,000

FDI-Country Square, LTD.	Lone Star, Texas	605,000	605,000	18,000	1,359,000	36,000	614,000	18,000	1,395,000	282,000	1,131,000

FDI-Park Place, LTD.	Bellville, Texas	758,000	758,000	50,000	2,023,000	28,000	1,112,000	50,000	2,051,000	321,000	1,780,000

Grove Village, L.P.	Dallas, Texas	3,043,000	2,944,000	877,000	9,625,000	505,000	5,776,000	1,370,000	9,637,000	3,461,000	7,546,000

Head Circle, L.P.	Ruleville, Mississippi	464,000	464,000	54,000	1,914,000	-	1,401,000	54,000	1,914,000	632,000	1,336,000

Pleasant Village, L.P.	Dallas, Texas	2,850,000	2,808,000	811,000	8,690,000	426,000	7,337,000	1,271,000	8,656,000	2,671,000	7,256,000

		$14,945,000	$14,471,000	$2,075,000	$48,965,000	$1,341,000	$17,491,000	$3,063,000	$49,318,000	$13,052,000	$39,329,000

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

	For the Year Ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)
909 4th YMCA, L.P.	$661,000	$58,000	2006	Completed	40

Crestview Housing, L.P.	124,000	(4,000)	2007	Completed	40

Davenport Housing VII, L.P.	114,000	(167,000)	2007	Completed	40

FDI-Country Square, LTD.	125,000	(19,000)	2006	Completed	40

FDI-Park Place, LTD.	186,000	(6,000)	2006	Completed	40

Grove Village, L.P.	1,404,000	(1,357,000)	2006	Completed	27.5

Head Circle, L.P.	271,000	(78,000)	2006	Completed	27.5

Pleasant Village, L.P.	1,296,000	(1,192,000)	2006	Completed	27.5
	$4,181,000	$(2,765,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

By:	WNC National Partners, LLC
General Partner

By:	/s/ Wilfred N. Cooper Jr.
Wilfred N. Cooper Jr.
President of WNC & Associates Inc

Date: August 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: August 19, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: August 19, 2013

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: August 19, 2013

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: August 19, 2013

