Form 10-Q
period 2013-06-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2013-10-21
CIK 1321228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2013

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2013	March 31, 2013
ASSETS

Cash	$154,201	$161,924
Investments in Local Limited Partnerships, net (Notes 2 and 3)	5,672,215	7,636,679

Total Assets	$5,826,416	$7,798,603

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$474,328	$474,328
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	1,059,189	1,018,170

Total Liabilities	1,533,517	1,492,498

Partners’ Equity (Deficit):
General Partner	(13,816)	(11,803)
Limited Partners (25,000 Partnership Units authorized; 20,971 Partnership Units issued and outstanding)	4,306,715	6,317,908

Total Partners’ Equity (Deficit)	4,292,899	6,306,105

Total Liabilities and Partners’ Equity (Deficit)	$5,826,416	$7,798,603

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
	Three Months	Three Months

Reporting fees	$-	$216

Operating expenses and loss:
Amortization (Note 2)	17,175	17,175
Asset management fees (Note 3)	40,901	40,901
Legal and accounting fees	4,334	26,018
Impairment loss (Note 2)	1,876,679	339,689
Asset management expenses	1,144	320
Other	4,640	3,621

Total operating expenses and loss	1,944,873	427,724

Loss from operations	(1,944,873)	(427,508)

Equity in losses of Local Limited Partnerships (Note 2)	(68,361)	(88,373)

Interest income	28	30

Net loss	$(2,013,206)	$(515,851)

Net loss allocated to:
General Partner	$(2,013)	$(516)

Limited Partners	$(2,011,193)	$(515,335)

Net loss per Partnership Unit	$(96)	$(25)

Outstanding weighted Partnership Units	20,971	20,981

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2013
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2013	$(11,803)	$6,317,908	$6,306,105

Net loss	(2,013)	(2,011,193)	(2,013,206)

Partners’ equity (deficit) at June 30, 2013	$(13,816)	$4,306,715	$4,292,899

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2013 and 2012
(Unaudited)

	2013	2012

Cash flows from operating activities:
Net loss	(2,013,206)	$(515,851)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	17,175	17,175
Equity in losses of Local Limited Partnerships	68,361	88,373
Impairment loss	1,876,679	339,689
Increase in accrued fees and expenses due to General Partner and affiliates	41,019	70,860

Net cash provided by (used in) operating activities	(9,972)	246

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	-	(5,500)
Distributions received from Local Limited Partnerships	2,249	4,374

Net cash provided by (used in) investing activities	2,249	(1,126)

Net decrease in cash	(7,723)	(880)

Cash, beginning of period	161,924	182,459

Cash, end of period	154,201	$181,579

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. As of March 31, 2006, subscriptions for 7,691 Partnership Units had been accepted by the Partnership. As of March 31, 2007 total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. This offering was closed on September 21, 2006. As of June 30, 2013, a total of 20,971 Partnership Units remain outstanding.

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

For the Quarterly Period Ended June 30, 2013

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

For the Quarterly Period Ended June 30, 2013

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2014.

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

With that in mind, as of June 30, 2013, except as indicated in the following two paragraphs, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have completed the Compliance Period. Once the Housing Complexes have done so, the review will take into consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 27.5 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended June 30, 2013

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2013, three of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2013 and March 31, 2013, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

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

Amortization

Acquisition fees and costs are being amortized over 27.5 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2013 and 2012 was $17,175.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the three months ended June 30, 2013 and 2012, impairment loss related to investments in Local Limited Partnerships was $568,391 and $339,689 respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2013 and 2012, impairment loss of $1,308,288 and $0, was recorded against related intangibles, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2013 and March 31, 2013, the Partnership owns Local Limited Partnership interests in 8 Local Limited Partnerships. Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 598 apartment units as of June 30, 2013 and March 31, 2013. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2013	For the Year Ended March 31, 2013
Investments per balance sheet, beginning of period	$7,636,679	$8,318,507
Distributions received from Local Limited Partnerships	(2,249)	-
Equity in losses of Local Limited Partnerships	(68,361)	(273,439)
Impairment loss	(1,876,679)	(339,689)
Amortization of acquisition fees and costs	(17,166)	(68,664)
Amortization of warehouse interest and costs	(9)	(36)
Investments per balance sheet, end of period	$5,672,215	$7,636,679

	For the Three Months Ended June 30, 2013	For the Year Ended March 31, 2013
Investments in Local Limited Partnerships, net	$5,531,084	$6,170,085
Acquisition fees and costs, net of accumulated amortization of $0 and $422,487	141,131	1,465,803
Capitalized warehouse costs and interest, net of accumulated amortization of $0 and $248	-	791
Investments per balance sheet, end of period	$5,672,215	$7,636,679

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012

Revenues	$1,111,000	$1,167,000

Expenses:
Interest expense	374,000	344,000
Depreciation and amortization	492,000	484,000
Operating expenses	936,000	876,000
Total expenses	1,802,000	1,704,000

Net loss	$(691,000)	$(537,000)
Net loss allocable to the Partnership	$(691,000)	$(537,000)
Net loss recorded by the Partnership	$(68,000)	$(88,000)

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

For the Quarterly Period Ended June 30, 2013

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

Grove Village Limited Partnership (“Grove Village”) and Pleasant Village Limited Partnership (“Pleasant Village”), both Texas limited partnerships in which the Partnership is a Limited Partner, were audited by the Internal Revenue Service (“IRS”) for tax years 2007, 2008 and 2009. In its findings of those audits, the IRS asserted that the Low Income Housing Tax Credits (“LIHTCs”) for Grove Village and Pleasant Village should not have been claimed for those three years. As of the year-end for each of tax years 2007, 2008, 2009, and 2010 the IRS 8609 Forms had not been issued by the Texas Department of Housing & Community Affairs (“TDHCA”), which is contrary to the representation made by the Local General Partner on the Grove Village and Pleasant Village tax returns.

The Local General Partner and a representative for the Partnership were present for an Appellate Hearing with the IRS on June 27, 2013. The Hearing was in regards to the LIHTC’s for Pleasant Village and Grove Village for tax years 2007, 2008 and 2009. The Partnership received notification that the Appellate Court ruled in favor of the IRS findings. The Partnership informed the Local General Partner, who is the Tax Matters Partner for both Grove Village and Pleasant Village that it chooses to appeal the ruling to the Federal Tax Court. As of the date of this report, the Federal Tax Court has not issued their 90 Day Letter to set the matter for a hearing. There is no guarantee that the Tax Court will rule in favor of reinstating the 2007, 2008 and 2009 tax credits.

The Local General Partner, which is not an affiliate of WNC, had made repairs to Pleasant Village in anticipation of a May 2013 inspection by HUD and TDHCA and to Grove Village in anticipation of a July inspection by HUD. It was essential and necessary that Grove Village and Pleasant Village receive a favorable determination to move forward with the issuance of the 8609 Forms. Neither Grove Village nor Pleasant Village received a favorable score from either HUD or TDHCA. Based on these recent events, it is possible that Grove Village and Pleasant Village may not satisfy TDHCA requirements and therefore not be eligible to receive Forms 8609 and the allocation of tax credits.

Also, in May 2013, the Local General Partner stopped making the mortgage payments for Grove Village and Pleasant Village without providing notice to the Partnership of its intent. The lender has issued a notice of default. Representatives of the Partnership are currently in discussions with the lender to come to a common agreement on the possible resolution of the past due mortgage notes. No formal agreement has been agreed on as of the date of this report.

In June 2013, the Partnership filed suit against Grove Village and Pleasant Village, the Local General Partner and the Guarantors. The Partnership had requested and was granted a Receiver to take over the day-to-day operations of the properties. The Partnership is in constant contact with the Receiver working on the management of both properties. Several visits by representatives of the Partnership have been made in the past 30 days and detailed analysis of the necessary costs that will need to be incurred to get the properties to a level of acceptance for HUD and TDHCA is currently underway. The Guarantors have guaranteed the full and complete delivery of the tax credits. As part of the lawsuit, the Partnership is seeking full recourse against the Guarantors for the tax credits for the 2007 to 2010 tax credits taken by the Partnership and for future tax credits if TDHCA does not issue the 8609 Forms.

Due to the uncertainty of this situation the Partnership chose not to take the LIHTC’s for Grove Village and Pleasant Village for the years ended 2011 and 2012. In the event the 8609 Forms are not issued, management believes the maximum potential recapture amount would be $3,548,480, or $169 per Partnership Unit, including interest and penalties. The investment balance for Grove Village and Pleasant Village as of all periods presented was zero.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,468,670. Accumulated amortization of these capitalized costs was $0 and $328,617 as of June 30, 2013 and March 31, 2013, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. As of June 30, 2013, the acquisition fees were fully amortized or impaired.

(b)	A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $0 and $93,870 as of June 30, 2013 and March 31, 2013, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition costs is recorded, the accumulated amortization is reduced to zero at that time.

(c)	An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $40,901 were incurred during each of the three months ended June 30, 2013 and 2012. No payments were made during the three months ended June 30, 2013 and 2012.

(d)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements of $10,000 and $0 were made during the three months ended June 30, 2013 and 2012, respectively.

(e)	A subordinated disposition fee will be paid in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred for all periods presented.

(f)	WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. The accumulated amortization of these financing costs and interest was $0 and $248 as of June 30, 2013 and March 31, 2013, respectively. If an impairment loss related to the financing costs and interest is recorded, the accumulated amortization is reduced to zero at that time. As of June 30, 2013, the financing costs and interest were fully amortized or impaired.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2013	March 31, 2013

Asset management fee payable	$968,720	$927,819
Advances made to the Partnership from the General Partner or affiliates	90,469	90,351

Total	$1,059,189	$1,018,170

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $474,328 at June 30, 2013 and March 31, 2013 represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2013 and March 31, 2013, the Partnership had voluntarily advanced $759,336 to a Local Limited Partnership. No advances were made during the three months ended June 30, 2013. All advances were reserved for in full during the period they were advanced.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2013 and 2012, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2013 consisted of $154,000 in cash and aggregate investments in eight Local Limited Partnerships of $5,672,000. Liabilities at June 30, 2013 consisted of $474,000 of payables to Local Limited Partnerships and $1,059,000 in accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 The Partnership’s net loss for the three months ended June 30, 2013 was $(2,013,000), reflecting an increase of $(1,497,000) from the $(516,000) net loss experienced for the three months ended June 30, 2012. Impairment loss increased by $(1,537,000) for the three months ended June 30, 2013. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. There was also a $22,000 decrease in legal and accounting fees due to the timing of the work performed. The equity in losses of Local Limited Partnerships decreased by $20,000 for the three months ended June 30, 2013. Equity in Losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships.

Liquidity and Capital Resources

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 The decrease in cash during the three months ended June 30, 2013 was $(8,000) compared to a $(1,000) decrease in cash during the three months ended June 30, 2012. During the three months ended June 30, 2012, the Partnership paid $6,000 in capital contributions to Local Limited Partnerships compared to $0 of capital contributions paid during the three months ended June 30, 2013. The capital contributions will vary over time depending on when certain benchmarks are met by the Local Limited Partnerships. During the three months ended June 30, 2013, the Partnership received $2,000 in distributions compared to the $4,000 during the three months ended June 30, 2012. Distributions fluctuate from year to year due to the fact that Local Limited Partnership may pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment. During the three months ended June 30, 2013, the Partnership reimbursed the General Partner or an affiliate $(10,000) for operating expenses paid on its behalf compared to no such payments during the months ended June 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2013, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $41,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2013, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2014.

Recent Accounting Changes

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2012. The adoption of this update did not materially affect the Partnership’s condensed financial statements.

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

Due to the uncertainty of this situation the Partnership chose not to take the LIHTC’s for Grove Village and Pleasant Village for the years ended 2011 and 2012. In the event the 8609 Forms are not issued, management believes the maximum potential recapture amount would be $3,548,480, or $169 per Partnership Unit, including interest and penalties. The investment balance for Grove Village and Pleasant Village as of all periods presented was zero.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three months ended June 30, 2013 and June 30, 2012, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the three months ended June 30, 2013, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2013 and June 30, 2012 and (v) the Notes to Condensed Financial Statements.

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

Date: October 21, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: October 21, 2013

