Form 10-Q
period 2013-09-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2013-11-14
CIK 1321228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2013

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2013	March 31, 2013

ASSETS
Cash	$18,845	$161,924
Investments in Local Limited Partnerships, net (Notes 2 and 3)	5,602,224	7,636,679

Total Assets	$5,621,069	$7,798,603

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$474,328	$474,328
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	1,182,977	1,018,170
Other liabilities	5,000	-

Total Liabilities	1,662,305	1,492,498

Partners’ Equity (Deficit):
General Partner	(14,150)	(11,803)
Limited Partners (25,000 Partnership Units authorized; 20,971 Partnership Units issued and outstanding)	3,972,914	6,317,908

Total Partners’ Equity (Deficit)	3,958,764	6,306,105

Total Liabilities and Partners’ Equity (Deficit)	$5,621,069	$7,798,603

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2013 and 2012

(Unaudited)

	2013		2012
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$-	$-	$-	$216

Operating expenses and loss:
Amortization (Note 2)	1,630	18,805	17,175	34,350
Asset management fees (Note 3)	40,901	81,802	40,901	81,802
Legal and accounting fees	77,134	81,468	13,158	39,176
Impairment loss (Note 2)	-	1,876,679	-	339,689
Write off of advances to Local
Limited Partnerships (Note 5)	140,373	140,373	-	-
Asset management expenses	246	1,390	692	1,012
Other	5,507	10,147	3,228	6,849

Total operating expenses and loss	265,791	2,210,664	75,154	502,878

Loss from operations	(265,791)	(2,210,664)	(75,154)	(502,662)

Equity in losses of Local Limited Partnerships (Note 2)	(68,361)	(136,722)	(88,373)	(176,746)

Interest income	17	45	31	61

Net loss	$(334,135)	$(2,347,341)	$(163,496)	$(679,347)

Net loss allocated to:
General Partner	$(334)	$(2,347)	$(163)	$(679)

Limited Partners	$(333,801)	$(2,344,994)	$(163,333)	$(678,668)

Net loss per Partnership Unit	$(16)	$(112)	$(8)	$(32)

Outstanding weighted Partnership Units	20,971	20,971	20,981	20,981

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2013
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2013	$(11,803)	$6,317,908	$6,306,105

Net loss	(2,347)	(2,344,994)	(2,347,341)

Partners’ equity (deficit) at September 30, 2013	$(14,150)	$3,972,914	$3,958,764

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net loss	$(2,347,341)	$(679,347)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	18,805	34,350
Equity in losses of Local Limited Partnerships	136,722	176,746
Impairment loss	1,876,679	339,689
Increase in accrued fees and expenses due to General Partner and affiliates	164,807	128,839
Increase in other liabilities	5,000	-

Net cash provided by (used in) operating activities	(145,328)	277

Cash flows from investing activities:
Advances to Local Limited Partnerships	(140,373)	-
Write off of advances to Local Limited Partnerships	140,373	-
Capital contributions paid to Local Limited Partnerships	-	(5,500)
Distributions received from Local Limited Partnerships	2,249	7,932

Net cash provided by investing activities	2,249	2,432

Net increase (decrease) in cash	(143,079)	2,709

Cash, beginning of period	161,924	182,459

Cash, end of period	$18,845	$185,168

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. As of March 31, 2006, subscriptions for 7,691 Partnership Units had been accepted by the Partnership. As of March 31, 2007 total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. This offering was closed on September 21, 2006. As of September 30, 2013, a total of 20,971 Partnership Units remain outstanding.

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

For the Quarterly Period Ended September 30, 2013

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

For the Quarterly Period Ended September 30, 2013

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2014.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2013.

With that in mind, as of September 30, 2013, except as indicated in the following two paragraphs, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have completed the Compliance Period. Once the Housing Complexes have done so, the review will take into consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

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

Fernwood and Sierra’s Run will complete their Compliance Periods in 2022; therefore there is a risk of tax credit recapture. The maximum exposure of recapture (excluding the interest and penalties related to the recapture) is $177,508 and $170,246, respectively, for Fernwood and Sierra’s Run, which equates to $16.58 per Partnership Unit in the aggregate. Under the circumstances, the General Partner believes there is a reasonable expectation that each Local Limited Partnership will continue to be operated as qualified low income housing for the balance of its Compliance Period, and, accordingly, does not anticipate that there will be any recapture.

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended September 30, 2013

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2013, three of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2013 and March 31, 2013, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended September 30, 2013

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

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the six months ended September 30, 2013 and 2012 was $18,805 and $34,350, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the six months ended September 30, 2013 and 2012, impairment loss related to investments in Local Limited Partnerships was $568,391 and $339,689, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the six months ended September 30, 2013 and 2012, an impairment loss of $1,308,288 and $0, was recorded against related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2013 and March 31, 2013, the Partnership owns Local Limited Partnership interests in 8 Local Limited Partnerships. Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 598 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2013	For the Year Ended March 31, 2013
Investments per balance sheet, beginning of period	$7,636,679	$8,318,507
Distributions received from Local Limited Partnerships	(2,249)	-
Equity in losses of Local Limited Partnerships	(136,722)	(273,439)
Impairment loss	(1,876,679)	(339,689)
Amortization of acquisition fees and costs	(18,796)	(68,664)
Amortization of warehouse interest and costs	(9)	(36)
Investments per balance sheet, end of period	$5,602,224	$7,636,679

	For the Six Months Ended September 30, 2013	For the Year Ended March 31, 2013
Investments in Local Limited Partnerships, net	$5,462,723	$6,170,085
Acquisition fees and costs, net of accumulated amortization of $1,630 and $422,487	139,501	1,465,803
Capitalized warehouse costs and interest, net of accumulated amortization of $0 and $248	-	791
Investments per balance sheet, end of period	$5,602,224	$7,636,679

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012

Revenues	$2,222,000	$2,335,000

Expenses:
Interest expense	747,000	689,000
Depreciation and amortization	985,000	969,000
Operating expenses	1,872,000	1,752,000
Total expenses	3,604,000	3,410,000

Net loss	$(1,382,000)	$(1,075,000)
Net loss allocable to the Partnership	$(1,382,000)	$(1,074,000)
Net loss recorded by the Partnership	$(137,000)	$(177,000)

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

For the Quarterly Period Ended September 30, 2013

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

Grove Village Limited Partnership (“Grove Village”) and Pleasant Village Limited Partnership (“Pleasant Village”) (collectively, “the properties”), both Texas limited partnerships in which the Partnership is a Limited Partner, were audited by the Internal Revenue Service (“IRS”) for tax years 2007, 2008 and 2009. In its findings of those audits, the IRS asserted that the Low Income Housing Tax Credits (“LIHTCs”) for the properties should not have been claimed for those three years even though the Local General Partner for each of the properties represented on the tax returns that the taking of the LIHTCs was permissible. The Partnership received notification that the IRS Appeals Division ruled in favor of the IRS findings. The Partnership does not expect the IRS to reverse its decision and as a result, it is expected that there will be a recapture of the LIHTCs taken for those years. In the event the 8609 Forms are not issued, management believes the maximum potential recapture for those years would be $3,548,480, or $169 per Partnership Unit, including interest and penalties.

As previously reported, the properties received failing inspection reports from HUD and TDHCA. The Partnership has commenced repairs at Pleasant Village with the financial support of the Local General Partner. It is expected that once the repairs are completed next year that Pleasant Village will receive a passing score, which will improve its ability to obtain the balance of the LIHTCs from TDHCA.

Also as previously reported, the Local General Partner stopped making the mortgage payment for Grove Village and Pleasant Village in May 2013. The Local General Partner has been in communication with the lender regarding the possibility of acquiring the debt to avoid a foreclosure. Those discussions are on-going. To date the lender has not expressed an interest in foreclosing on its mortgage and is motivated to structure a purchase of its debt.

In June 2013, the Partnership filed a lawsuit against the Local General Partner and the Guarantors. Discussions have commenced with the Local General Partner’s insurance carrier and counsel to determine whether a swift settlement of the claims can be reached. There is no guarantee that the Partnership will reach a settlement or receive any funds from the lawsuit.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,468,670. Accumulated amortization of these capitalized costs was $0 and $328,617 as of September 30, 2013 and March 31, 2013, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. As of September 30, 2013, the acquisition fees were fully amortized or impaired.

(b)	A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $1,630 and $93,870 as of September 30, 2013 and March 31, 2013, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition costs is recorded, the accumulated amortization is reduced to zero at that time.

(c)	An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $81,802 were incurred during each of the six months ended September 30, 2013 and 2012. No payments were made during the six months ended September 30, 2013 and 2012.

(d)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $10,000 and $0 during the six months ended September 30, 2013 and 2012, respectively.

(e)	A subordinated disposition fee will be paid in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred for all periods presented.

(f)	WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. The accumulated amortization of these financing costs and interest was $0 and $248 as of September 30, 2013 and March 31, 2013. If an impairment loss related to the financing costs and interest is recorded, the accumulated amortization is reduced to zero at that time. As of September 30, 2013, the financing costs and interest were fully amortized or impaired.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2013	March 31, 2013

Asset management fee payable	$1,009,621	$927,819
Advances made to the Partnership from the General Partner or affiliates	173,356	90,351

Total	$1,182,977	$1,018,170

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $474,328 at September 30, 2013 and March 31, 2013 represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2013 and March 31, 2013, the Partnership had voluntarily advanced $899,709 and $759,336, respectively, to Local Limited Partnerships. During the six months ended September 30, 2013, the Partnership advanced $53,384 and $86,989 to Grove Village Limited Partnership and Pleasant Village Limited Partnership, respectively. All advances were reserved in full during the period they were advanced.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2013 and 2012, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2013 consisted of $19,000 in cash and aggregate investments in eight Local Limited Partnerships of $5,602,000. Liabilities at September 30, 2013 consisted of $474,000 of payables to Local Limited Partnerships, $1,183,000 in accrued fees and expenses due to the General Partner and/or its affiliates and $5,000 in other liabilities.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 The Partnership’s net loss for the three months ended September 30, 2013 was $(334,000), reflecting an increase of $(171,000) from the $(163,000) net loss experienced for the three months ended September 30, 2012. The increase in net loss is partially due to the $(64,000) increase in legal and accounting fees for the three months ended September 30, 2013. Legal and accounting expenses increased due to fees related to the Appellate Hearing with the IRS regarding the LIHTC’s for Pleasant Village and Grove Village. Additionally, there was a $(140,000) increase in write off of advances to Local Limited Partnership for the nine months ended September 30, 2013. The advances made to Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. There was a $16,000 decrease in amortization for the three months ended September 30, 2013 due to the fact that intangibles were partially impaired during the first quarter, thereby decreasing the future amortization expense. Equity in losses of Local Partnerships decreased by $20,000 from the three months ended September 30, 2012 due to the operations of the underlying Housing Complexes fluctuating from period to period.

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012 The Partnership’s net loss for the six months ended September 30, 2013 was $(2,347,000), reflecting an increase of approximately $(1,668,000) from the $(679,000) net loss experienced for the six months ended September 30, 2012. Legal and accounting fees increased by $(42,000) due to expenses related to the Appellate Hearing with the IRS regarding the LIHTCs for Pleasant Village and Grove Village. Additionally, impairment loss increased by $(1,537,000) for the six months ended September 30, 2013. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. Additionally, there was a $(140,000) increase in write off of advances to Local Limited Partnership for the six months ended September 30, 2013. The advances made to Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. There was a $16,000 decrease in amortization for the six months ended September 30, 2013 due to the fact that intangibles were partially impaired during the first quarter, thereby decreasing the future amortization expense. Equity in losses of Local Partnerships decreased by $40,000 from the six months ended September 30, 2012 due to the operations of the underlying Housing Complexes fluctuating from period to period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012 The net decrease in cash during the six months ended September 30, 2013 was $(143,000) compared to a net increase in cash during the six months ended September 30, 2012 of $3,000. The change is due primarily to the fact that during the six months ended September 30, 2013, Partnership advanced $(140,000) to Local Limited Partnerships compared to no advance made during the six months ended September 30, 2012. Also, the Partnership paid $(10,000) to the General Partner or its affiliates as reimbursement for operating expenses that were paid on the Partnerships behalf during the six months ended September 30, 2013, compared to no payment made during the six months ended September 30, 2012. Such payments can vary depending on the cash position of the Partnership. The Partnership collected $6,000 less in distributions for the six months ended September 30, 2013 compared to the six months ended September 30, 2012. These payments vary as Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the six months ended September 30, 2013, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $165,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2013, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2014.

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

Other Matter

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

Grove Village Limited Partnership (“Grove Village”) and Pleasant Village Limited Partnership (“Pleasant Village”) (collectively, “the properties”), both Texas limited partnerships in which the Partnership is a Limited Partner, were audited by the Internal Revenue Service (“IRS”) for tax years 2007, 2008 and 2009. In its findings of those audits, the IRS asserted that the Low Income Housing Tax Credits (“LIHTCs”) for the properties should not have been claimed for those three years even though the Local General Partner for each of the properties represented on the tax returns that the taking of the LIHTCs was permissible. The Partnership received notification that the IRS Appeals Division ruled in favor of the IRS findings. The Partnership does not expect the IRS to reverse its decision and as a result, it is expected that there will be a recapture of the LIHTCs taken for those years. In the event the 8609 Forms are not issued, management believes the maximum potential recapture for those years would be $3,548,480, or $169 per Partnership Unit, including interest and penalties.

As previously reported, the properties received failing inspection reports from HUD and TDHCA. The Partnership has commenced repairs at Pleasant Village with the financial support of the Local General Partner. It is expected that once the repairs are completed next year that Pleasant Village will receive a passing score, which will improve its ability to obtain the balance of the LIHTCs from TDHCA.

Also as previously reported, the Local General Partner stopped making the mortgage payment for Grove Village and Pleasant Village in May 2013. The Local General Partner has been in communication with the lender regarding the possibility of acquiring the debt to avoid a foreclosure. Those discussions are on-going. To date the lender has not expressed an interest in foreclosing on its mortgage and is motivated to structure a purchase of its debt.

In June 2013, the Partnership filed a lawsuit against the Local General Partner and the Guarantors. Discussions have commenced with the Local General Partner’s insurance carrier and counsel to determine whether a swift settlement of the claims can be reached. There is no guarantee that the Partnership will reach a settlement or receive any funds from the lawsuit.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2013 and September 30, 2012, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the six months ended September 30, 2013, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2013 and June 30, 2012 and (v) the Notes to Condensed Financial Statements.

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

Date: November 14, 2013

By:	/s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2013

