Form 10-Q
period 2013-12-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2014-02-20
CIK 1321228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2013

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2013	March 31, 2013

ASSETS
Cash	$17,408	$161,924
Investments in Local Limited Partnerships, net (Notes 2 and 3)	5,546,408	7,636,679

Total Assets	$5,563,816	$7,798,603

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$474,328	$474,328
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	2,362,757	1,018,170

Total Liabilities	2,837,085	1,492,498

Partners’ Equity (Deficit):
General Partner	(15,382)	(11,803)
Limited Partners (25,000 Partnership Units authorized; 20,971 Partnership Units issued and outstanding)	2,742,113	6,317,908

Total Partners’ Equity (Deficit)	2,726,731	6,306,105

Total Liabilities and Partners’ Equity (Deficit)	$5,563,816	$7,798,603

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2013 and 2012

(Unaudited)

	2013		2012
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$3,558	$3,558	$-	$216

Operating expenses and loss:
Amortization (Note 2)	-	18,805	17,175	51,525
Asset management fees (Note 3)	40,901	122,703	40,901	122,703
Legal and accounting fees	43,821	125,289	651	39,827
Impairment loss (Note 2)	-	1,876,679	-	339,689
Write off of advances to Local
Limited Partnerships (Note 5)	1,063,677	1,204,050	-	-
Asset management expenses	14,702	16,092	274	1,286
Other	16,679	26,826	3,596	10,445

Total operating expenses and loss	1,179,780	3,390,444	62,597	565,475

Loss from operations	(1,176,222)	(3,386,886)	(62,597)	(565,259)

Equity in losses of Local Limited Partnerships (Note 2)	(55,815)	(192,537)	(88,373)	(265,119)

Interest income	4	49	30	91

Net loss	$(1,232,033)	$(3,579,374)	$(150,940)	$(830,287)

Net loss allocated to:
General Partner	$(1,232)	$(3,579)	$(151)	$(830)

Limited Partners	$(1,230,801)	$(3,575,795)	$(150,789)	$(829,457)

Net loss per Partnership Unit	$(59)	$(171)	$(7)	$(40)

Outstanding weighted Partnership Units	20,971	20,971	20,981	20,981

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2013

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2013	$(11,803)	$6,317,908	$6,306,105

Net loss	(3,579)	(3,575,795)	(3,579,374)

Partners’ equity (deficit) at December 31, 2013	$(15,382)	$2,742,113	$2,726,731

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2013 and 2012

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net loss	$(3,579,374)	$(830,287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	18,805	51,525
Equity in losses of Local Limited Partnerships	192,537	265,119
Impairment loss	1,876,679	339,689
Increase in accrued fees and expenses due to General Partner and affiliates	280,911	174,262
Write off of advances to Local Limited Partnerships	1,204,050	-

Net cash provided by (used in) operating activities	(6,392)	308

Cash flows from investing activities:
Advances to Local Limited Partnerships	(1,204,050)	-
Capital contributions paid to Local Limited Partnerships	-	(5,500)
Distributions received from Local Limited Partnerships	2,250	7,932

Net cash provided by (used in) investing activities	(1,201,800)	2,432

Cash flows from financing activities:
Advances received from the general partner and affiliates	1,063,676	-

Net cash provided by financing activities	1,063,676	-

Net increase (decrease) in cash	(144,516)	2,740

Cash, beginning of period	161,924	182,459

Cash, end of period	$17,408	$185,199

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. As of March 31, 2007 total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. This offering was closed on September 21, 2006. As of December 31, 2013, a total of 20,971 Partnership Units remain outstanding.

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

For the Quarterly Period Ended December 31, 2013

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

For the Quarterly Period Ended December 31, 2013

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2015.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2013.

With that in mind, as of December 31, 2013, except as indicated in the following two paragraphs, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have completed the Compliance Period. Once the Housing Complexes have done so, the review will take into consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2013

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2013, four of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. For all periods presented, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended December 31, 2013

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

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the nine months ended December 31, 2013 and 2012 was $18,805 and $51,525, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the nine months ended December 31, 2013 and 2012, impairment loss related to investments in Local Limited Partnerships was $568,391 and $339,689, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the nine months ended December 31, 2013 and 2012, an impairment loss of $1,308,288 and $0, was recorded against related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2013 and March 31, 2013, the Partnership owns Local Limited Partnership interests in eight Local Limited Partnerships. Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 598 apartment units as of December 31, 2013 and March 31, 2013. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2013	For the Year Ended March 31, 2013
Investments per balance sheet, beginning of period	$7,636,679	$8,318,507
Distributions received from Local Limited Partnerships	(2,250)	-
Equity in losses of Local Limited Partnerships	(192,537)	(273,439)
Impairment loss	(1,876,679)	(339,689)
Amortization of acquisition fees and costs	(18,796)	(68,664)
Amortization of warehouse interest and costs	(9)	(36)
Investments per balance sheet, end of period	$5,546,408	$7,636,679

	For the Nine Months Ended December 31, 2013	For the Year Ended March 31, 2013
Investments in Local Limited Partnerships, net	$5,406,907	$6,170,085
Acquisition fees and costs, net of accumulated amortization of $1,630 and $422,487	139,501	1,465,803
Capitalized warehouse costs and interest, net of accumulated amortization of $0 and $248	-	791
Investments per balance sheet, end of period	$5,546,408	$7,636,679

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012

Revenues	$3,332,000	$3,502,000

Expenses:
Interest expense	1,121,000	1,033,000
Depreciation and amortization	1,477,000	1,453,000
Operating expenses	2,808,000	2,628,000
Total expenses	5,406,000	5,114,000

Net loss	$(2,074,000)	$(1,612,000)
Net loss allocable to the Partnership	$(2,073,000)	$(1,612,000)
Net loss recorded by the Partnership	$(193,000)	$(265,000)

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

For the Quarterly Period Ended December 31, 2013

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

The properties received failing inspection reports from The U.S. Department of Housing and Urban Development (“HUD”), and Texas Department of Housing and Community Affairs (“TDHCA”). The Partnership has commenced repairs at Pleasant Village with the financial support of Associates (the “Sponsor”). It is expected that once the repairs are completed in March 2014 that Pleasant Village will invite TDHCA to conduct a re-inspection.

The Local General Partner stopped making the mortgage payment for Grove Village and Pleasant Village in May 2013. To prevent the lender from commencing a foreclosure action against the properties and thereby eliminating any possibility of the properties obtain LIHTCs the Sponsor negotiated the purchase of notes. Due to the Sponsor’s purchase of the notes the properties are currently not in risk of foreclosure due to non-payment of the monthly mortgage payments.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,468,670. Accumulated amortization of these capitalized costs was $0 and $328,617 as of December 31, 2013 and March 31, 2013, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. As of December 31, 2013, the acquisition fees were fully amortized or impaired.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(b)	A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $1,630 and $93,870 as of December 31, 2013 and March 31, 2013, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition costs is recorded, the accumulated amortization is reduced to zero at that time.

(c)	An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $122,703 were incurred during each of the nine months ended December 31, 2013 and 2012. No payments were made during the nine months ended December 31, 2013 and 2012.

(d)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $10,000 and $38 during the nine months ended December 31, 2013 and 2012, respectively.

(e)	A subordinated disposition fee will be paid in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred for all periods presented.

(f)	WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. The accumulated amortization of these financing costs and interest was $0 and $248 as of December 31, 2013 and March 31, 2013, respectively. As of December 31, 2013, the financing costs and interest were fully amortized and impaired.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2013	March 31, 2013

Asset management fee payable	$1,050,522	$927,819
Advances made to the Partnership from the General Partner or affiliates	1,063,676	-
Operating expenses paid for by the General Partner or affiliates	248,559	90,351

Total	$2,362,757	$1,018,170

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $474,328 at December 31, 2013 and March 31, 2013, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2013 and March 31, 2013, the Partnership had voluntarily advanced $1,963,386 and $759,336, respectively, to Local Limited Partnerships. During the nine months ended December 31, 2013, the Partnership advanced $453,630 and $750,420 to Grove Village Limited Partnership and Pleasant Village Limited Partnership, respectively. All advances were reserved in full during the period they were advanced.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2013 and 2012, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2013 consisted of $17,000 in cash and aggregate investments in eight Local Limited Partnerships of $5,546,000. Liabilities at December 31, 2013 consisted of $474,000 of payables to Local Limited Partnerships and $2,363, 000 in accrued fees and expenses due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012 The Partnership’s net loss for the three months ended December 31, 2013 was $(1,232,000), reflecting an increase of $(1,081,000) from the $(151,000) net loss experienced for the three months ended December 31, 2012. The increase in net loss is partially due to an increase of $(43,000) in legal and accounting fees for the three months ended December 31, 2013. Legal and accounting expenses increased due to fees related to the Appellate Hearing with the IRS regarding the LIHTC’s for Pleasant Village and Grove Village. Additionally, there was a $(1,064,000) increase in write off of advances to Local Limited Partnerships for the three months ended December 31, 2013. The advances made to Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Asset management expenses increased by $14,000 during the three months ended December 31, 2013. The asset management expenses increased due to site visits performed to Pleasant Village from asset managers during the three months ended December 31, 2013. There was an increase of $13,000 in other expenses during the three months ended December 31, 2013. The increase was due to consulting services the Local Limited Partnership incurred for Grove Village and Pleasant Village during the three months ended December 31, 2013. There was a $(17,000) decrease in amortization for the three months ended December 31, 2013 due to the fact that intangibles were partially impaired during the first quarter, thereby decreasing the future amortization expense. Equity in losses of Local Limited Partnerships decreased by $33,000 from the three months ended December 31, 2012 due to the operations underlying Housing Complexes fluctuating from period to period. Reporting fees increased by $4,000 for the three months ended December 31, 2013 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. continued

Nine Months Ended December 31, 2013 Compared to the Nine Months Ended December 31, 2012 The Partnership’s net loss for the nine months ended December 31, 2013 was $(3,579,000), reflecting an increase of approximately $(2,749,000) from the $(830,000) net loss experienced for the nine months ended December 31, 2012. Legal and accounting fees increased by $(85,000) due to expenses related to the Appellate Hearing with the IRS regarding the LIHTC’s for Pleasant Village and Grove Village. There was a $(1,204,000) write off of advances to Local Limited Partnerships during the nine months ended December 31, 2013. The advances made to Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. During the nine months ended December 31, 2013 other expenses increased by $(16,000) due to consulting expenses incurred for Grove Village and Pleasant Village. Impairment loss increased by $(1,537,000) for the nine months ended December 31, 2013. Impairment loss varies from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. There was a $(15,000) increase in asset management expenses during the nine months ended December 31, 2013. Asset management expenses increase due to the site visits performed to Pleasant Village. Also, amortization decreased by $33,000 during the nine months ended December 31, 2013 due to the fact that intangibles were partially impaired during the first quarter, therefore decreasing the future amortization expense. Equity in losses of Local Limited Partnerships decreased by $73,000 from the nine months ended December 31, 2012 due to the operations of the underlying Housing Complexes fluctuating from period to period. Reporting fees increased by $3,000 for the three months ended December 31, 2013 due to the reason stated above.

Liquidity and Capital Resources

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012 The net decrease in cash during the nine months ended December 31, 2013 was $(145,000) compared to a net increase in cash during the nine months ended December 31, 2012 of $3,000. The change is due primarily to the fact that during the nine months ended December 31, 2013, the Partnership advanced $1,204,000 to Local Limited Partnerships compared to no advance made during nine months ended December 31, 2012. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Also, the Partnership paid $(10,000) to the General Partner or an affiliate as reimbursement for operating expenses that were paid on the Partnerships behalf during the nine months ended December 31, 2013, compared to no reimbursements made during the nine months ended December 31, 2012. Such payments can vary depending on the cash position of the Partnership. During the nine months ended December 31, 2013, the Partnership received $1,064,000 of advances from the General Partner or an affiliate. The fund was in turn used to advance the Local Limited Partnership that was experiencing operational issues. The Partnership collected $6,000 less in distributions for the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012. Reporting fees increased by $4,000 for the nine months ended December 31, 2013. The Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payments.

During the nine months ended December 31, 2013, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $1,345,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2013, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2015.

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

The properties received failing inspection reports from The U.S. Department of Housing and Urban Development (“HUD”), and Texas Department of Housing and Community Affairs (“TDHCA”). The Partnership has commenced repairs at Pleasant Village with the financial support of Associates (the “Sponsor”). It is expected that once the repairs are completed in March 2014 that Pleasant Village will invite TDHCA to conduct a re-inspection.

The Local General Partner stopped making the mortgage payment for Grove Village and Pleasant Village in May 2013. To prevent the lender from commencing a foreclosure action against the properties and thereby eliminating any possibility of the properties obtain LIHTCs the Sponsor negotiated the purchase of notes. Due to the Sponsor’s purchase of the notes the properties are currently not in risk of foreclosure due to non-payment of the monthly mortgage payments.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

The Partnership is a limited partner in each of Pleasant Village Limited Partnership (“Pleasant Village”), and Grove Village Limited Partnership (“Grove Village”), Texas limited partnerships. WNC Housing, L.P. is the special limited partner in Pleasant Village and Grove Village. Pleasant Village and Grove Village each owns and operates an apartment project.

On June 7, 2013, the Partnership and WNC Housing, L.P. filed with the federal District Court for Dallas County, Texas, a Verified Original Petition and Ex Parte Application for Temporary Restraining Order, Temporary Injunction, and Application for Appointment of Receiver, complaining of defendants Walker Guardian LLC (“Walker Guardian”), Guardian Management LLC (“Guardian Management”), Thomas B. Brenneke (“Brenneke”), Rob Walker (“Walker”), and nominal defendants Pleasant Village and Grove Village.

Walker Guardian is the general partner of each of Pleasant Village and Grove Village. Walker Guardian hired its affiliate Guardian Management to be the onsite property manager of the apartment projects, responsible for leasing, maintenance, security, and day-to-day management of the apartments. Brenneke is a principal of both Walker Guardian and Guardian Management, and a guarantor of certain tax credit and operating results. Walker is also a guarantor.

The first cause of action is for breach of contract as a result of, among other things, failing to fund operating deficits and the latest mortgage payment, failing to keep the apartment projects safe, sanitary and in good repair and condition, and failing to perform obligations to take all actions necessary to obtain the low income housing tax credits (“LIHTCs”) reserved for the apartments projects by Texas Department of Housing & Community Affairs (“TDHCA”). Additional causes of action include breach of fiduciary duty, specific performance, temporary restraining order and temporary injunction.

A brief description of the factual basis underlying the legal proceeding is as follows: Grove Village and Pleasant Village were audited by the IRS for tax years 2007, 2008 and 2009. In its findings of those audits, the IRS asserted that the LIHTCs for the apartment projects should not have been claimed for those three years although Walker Guardian represented on the tax returns that the taking of the LIHTCs was permissible. The Partnership received notification that the IRS Appeals Division ruled in favor of the IRS findings. The Partnership does not expect the IRS to reverse its decision and, as a result, it is expected that there will be a recapture of the LIHTCs taken for those years.

The apartment projects received failing inspection reports from HUD and TDHCA. The Partnership has commenced repairs at Pleasant Village with the financial support of WNC & Associates, Inc. (the “Sponsor”). It is expected that once the repairs are completed in March 2014, Pleasant Village will request that TDHCA conduct a re-inspection.

Additionally, Walker Guardian stopped making the mortgage payment for Grove Village and Pleasant Village in May 2013. To prevent the lender from commencing a foreclosure action against the apartment projects, the Sponsor negotiated the purchase of notes. Thereafter, the legal proceeding was commenced.

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2013 and 2012, (iii) the Condensed Statements of Partners’ Equity (Deficit) for the nine months ended December 31, 2013 (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2013 and 2012 and (v) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

By:	WNC National Partners, LLC General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:	February 20, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:	February 20, 2014

