Form 10-K
period 2014-03-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2014-08-06
CIK 1321228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant‘s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated file [X]	Smaller reporting company [ ]

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

NONE

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

INDEX TO FORM 10-K

TABLE OF CONTENTS

For the fiscal year ended March 31, 2014

PART 1.

Item 1. Business

Organization

WNC Housing Tax Credit Fund, VI, L.P., Series 13, a California Limited Partnership (the “Partnership”), was formed on February 7, 2005 under the laws of the State of California, and commenced operations on December 14, 2005. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies (the “Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership or operating agreement (the “Local Limited Partnership Agreement”).

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of March 31, 2014, 20,971 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. This offering was closed on September 21, 2006.

The Partnership shall continue in full force and effect until December 31, 2070, unless terminated prior to that date, pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership‘s principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership‘s principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships, each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15-year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is not seeking to sell its Local Limited Partnership Interests. And, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict when the liquidation of the Partnership‘s assets and the disposition of the proceeds, if any, in accordance with the Partnership‘s Agreement of Limited Partnership dated February 7, 2005 (the “Partnership Agreement”), would occur. Furthermore, the codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. Until a Local Limited Partnership Interest or the related Housing Complex is sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex.

The Partnership originally invested in ten Local Limited Partnerships, two of which have been sold or otherwise disposed of as of March 31, 2014. Each of these Local Limited Partnerships owns or owned a Housing Complex that is eligible for the Federal Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low or moderate income housing.

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

The following table reflects the end of the ten-year credit period and the fifteen-year Compliance Period of each remaining Housing Complex:

Local Limited Partnership Name	Expected last year of credit delivery	15-year Expiration Date

909 4th YMCA , L.P.	2010	2014
Crestview Housing, L.P.	2022	2022
Davenport Housing VII, L.P.	2020	2024
FDI-Country Square, LTD	2017	2021
FDI-Park Place, LTD	2017	2021
Grove Village, L.P.	2017	2021
Head Circle, L.P.	2016	2020
Pleasant Village, L.P.	2017	2021

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

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

As of March 31, 2014, Grove Village, L.P. was identified for disposition. Grove Village was appraised for $1,700,000 and had a mortgage note balance of $5,742,865 as of December 31, 2013. Contracts have been drafted and are currently under review by potential purchasers. It is anticipated that there will be an executed Purchase Agreement by August 15, 2014, with an estimated closing date by September 30, 2014. As of the date of this report, the estimated price has yet to be determined.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion.

The proceeds from the disposition of any Housing Complex will be used first to pay debts and other obligations per the applicable Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the applicable Local Limited Partnership Agreement.

The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any amounts of cash will be distributed to the Limited Partners, as the proceeds first would be used to pay Partnership obligations and to fund reserves. Similarly, there can be no assurance that the Partnership will be able to sell its Local Limited Partnership Interests, or that cash therefrom would be available for distribution to the Limited Partners.

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

Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period

For these purposes, disposition includes transfer by way of foreclosure. It will be up to the Partnership to determine whether to post a bond. There is no obligation under the agreements with the Local Limited Partnerships that the Local Limited Partnerships must do so.

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

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner’s other business credits. The aggregate is then subject to the general limitation on all business credits. That limitation provides that a Limited Partner can use business credits to offset the Limited Partner’s annual tax liability equal to $25,000 plus 75% of the Limited Partner’s tax liability in excess of $25,000. However, there may be limits on the use business credits to offset any alternative minimum tax. All of these concepts are extremely complicated.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.

●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions.

●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.

●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.

●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnerships levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses. Similar risks apply to sales of Local Limited Partnership Interests.

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior Low Income Housing Tax Credits could be recaptured and future Low Income Housing Tax credits could be lost if the Housing Complex was not restored within a reasonable period of time. Any liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

The Partnership’s investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, at the time of the Partnership’s investment, each Local General Partner demonstrated a net worth which the General Partner believed was appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner’s obligations. The cost to enforce a Local General Partner’s obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values equal to or less than the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of March 31, 2014, 2013 and 2012, the Partnership had reduced the carrying amount to $0 with respect to four, three, and three of its investments, respectively.

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

●	the general and local job market,

●	the availability and cost of mortgage financing,

●	monetary inflation,

●	tax, environmental, land use and zoning policies,

●	the supply of and demand for similar properties,

●	neighborhood conditions,

●	the availability and cost of utilities and water

For each of the years ended March 31, 2014, 2013 and 2012, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2014, 2013 and 2012, impairment loss related to investments in Local Limited Partnerships was $1,876,679, $339,689 and $215,952, respectively.

If a loan made to a Local Limited Partnership is not repaid, the amount of capital available for investment would be reduced. The Partnership has or may make a loan to a Local Limited Partnership before the Partnership‘s acquisition of an interest therein. If the Partnership doesn‘t invest in the Local Limited Partnership, the Local Limited Partnership might not repay the loan. If the Local Limited Partnership doesn‘t repay the loan, the amount of capital available for investment in Local Limited Partnerships would be reduced.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner and the capital contributions payable to Local Limited Partnerships. The asset management fees payable increased by approximately $164,000 for each of the years ended March 31, 2014, 2013 and 2012. The payables due to the Local Limited Partnerships increased (decreased) by approximately $0, $0 and $(2,124,000), for the years ended March 31, 2014, 2013 and 2012, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $164,000 per year through the termination of the Partnership, which must occur no later than December 31, 2070. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2015.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

				As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name		Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
909 4th YMCA, L.P.		Seattle, Washington	YMCA of Greater Seattle	$508,000	$508,000	20	$686,000	$-

Crestview Housing, L.P.		Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	1,973,000	1,885,000	24	2,268,000	694,000

Davenport Housing VII, L.P.		Davenport, Iowa	Shelter Resource Corporation	4,744,000	4,499,000	20	6,029,000	539,000

FDI-Country Square, LTD.		Lone Star, Texas	Fieser Holdings, Inc.	605,000	605,000	24	823,000	598,000

FDI-Park Place, LTD.		Bellville, Texas	Fieser Holdings, Inc.	758,000	758,000	40	1,068,000	1,093,000

Grove Village, L.P.	(2)	Dallas, Texas	Walker Guardian LLC	3,043,000	2,944,000	232	-	5,743,000

Head Circle, L.P.		Ruleville, Mississippi	SEMC, Inc.	464,000	464,000	38	657,000	1,382,000

Pleasant Village, L.P.		Dallas, Texas	Walker Guardian LLC	2,850,000	2,808,000	200	3,701,000	7,312,000

				$14,945,000	$14,471,000	598	$19,184,000	$17,361,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if the Housing Complexes are retained and rented in compliance with credit rules for the Compliance Period. Approximately 70% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships.

(2) The Local Limited Partnership was identified for sale as of March 31, 2014.

	For the year ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

909 4th YMCA, L.P.	$670,000	$93,000	99.98%

Crestview Housing, L.P.	122,000	(67,000)	99.98%

Davenport Housing VII, L.P.	117,000	(178,000)	99.98%

FDI-Country Square, LTD.	137,000	(5,000)	99.98%

FDI-Park Place, LTD.	178,000	(45,000)	99.98%

Grove Village, L.P. (1)	1,555,000	(860,000)	99.98%

Head Circle, L.P.	284,000	(32,000)	99.98%

Pleasant Village, L.P.	1,394,000	(2,492,000)	99.98%

	$4,457,000	$(3,586,000)

(1) The Local Limited Partnership was identified for sale as of March 31, 2014.

WNC Housing Tax Credit Fund VI, L.P., Series 13

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009

909 4th YMCA, L.P.	Seattle, Washington	YMCA of Greater Seattle	80%	100%	100%	95%	100%

Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	96%	100%	100%	92%	83%

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	100%	100%	95%	95%	15	%(1)

FDI-Country Square, LTD.	Lone Star, Texas	Fieser Holdings, Inc.	88%	100%	96%	100%	100%

FDI-Park Place, LTD.	Bellville, Texas	Fieser Holdings, Inc.	85%	75%	95%	93%	90%

Fernwood Meadows, L.P.	Fernley, Nevada	Fernwood Meadow, LLC	N/A	N/A	N/A	N/A	100%

Grove Village, L.P.	Dallas, Texas	Walker Guardian LLC	46%	**	74%	94%	72%

Head Circle, L.P.	Ruleville, Mississippi	SEMC, Inc.	100%	100%	95%	100%	97%

Pleasant Village, L.P.	Dallas, Texas	Walker Guardian LLC	65%	80%	76%	91%	82%

Sierra’s Run, L.P.	Fernley, Nevada	Sierra Run, LLC	N/A	N/A	N/A	N/A	95%

			65%	86%	81%	94%	80%

N/A – This Local Limited Partnership was sold as of the respective year end.

** The Partnership was unable to obtain the occupancy rate as of December 31, 2012

(1) – Construction was completed during December 2009, so the Local Limited Partnership was still in the lease up phase.

Item 3. Legal Proceedings

The Partnership is a limited partner in each of Pleasant Village Limited Partnership (“Pleasant Village”), and Grove Village Limited Partnership (“Grove Village”), Texas limited partnerships. WNC Housing, L.P. is the special limited partner in Pleasant Village and Grove Village. Pleasant Village and Grove Village each owns and operates an apartment project.

On June 7, 2013, the Partnership and WNC Housing, L.P. filed with the District Court for Dallas County, Texas, a Verified Original Petition and Ex Parte Application for Temporary Restraining Order, Temporary Injunction, and Application for Appointment of Receiver, complaining of defendants Walker Guardian LLC (“Walker Guardian”), Guardian Management LLC (“Guardian Management”), Thomas B. Brenneke (“Brenneke”), Rob Walker (“Walker”), and nominal defendants Pleasant Village and Grove Village.

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

The apartment projects received failing inspection reports from HUD and TDHCA. The Partnership has commenced repairs at Pleasant Village with the financial support of Associates. Upon re-inspection by HUD Pleasant Village passed the physical needs inspection. Regarding Grove Village, the property was marketed by a real estate broker and a suitable purchaser was located. The remaining contingencies for the sale of the apartment community owned by Grove Village are HUD approval and TDHCA approval, both of which are in process.

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a)	The Partnership Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b)	At March 31, 2014, there were 957 Limited Partners, and there were no assignees of Partnership Units who were not admitted as Limited Partners.

(c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any such distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented, there were no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2014.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2014	2013	2012	2011	2010
ASSETS

Cash	$18,047	$161,924	$182,459	$2,357,819	$678,636
Investments in Local Limited Partnerships, net	5,396,913	7,636,679	8,318,507	8,956,651	10,079,132
Due from affiliates, net	2,265,967	-	-	-	-
Other Asset	6,500	-	-	-	-

Total Assets	$7,687,427	$7,798,603	$8,500,966	$11,314,470	$10,757,768

LIABILITIES

Payables to Local Limited Partnerships	$474,328	$474,328	$474,328	$2,598,328	$692,220
Accrued fees and expenses due to General Partner and affiliates	3,548,586	1,018,170	768,308	619,219	993,507

Total Liabilities	4,022,914	1,492,498	1,242,636	3,217,547	1,685,727

PARTNERS’ EQUITY	3,664,513	6,306,105	7,258,330	8,096,923	9,072,041

Total Liabilities and Partners’ Equity	$7,687,427	$7,798,603	$8,500,966	$11,314,470	$10,757,768

Selected results of operations, cash flows, and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2014	2013	2012	2011	2010
Loss from operations (Note 1)	$(2,300,623)	$(678,906)	$(485,542)	$(349,683)	$(2,380,615)
Equity in losses of Local Limited Partnerships	(341,021)	(273,439)	(353,492)	(713,926)	(1,861,108)
Gain on sale of Local Limited Partnerships	-	-	-	85,349	-
Interest income	52	120	441	3,142	789
Net loss	$(2,641,592)	$(952,225)	$(838,593)	$(975,118)	$(4,240,934)

Net loss allocated to:
General Partner	$(2,642)	$(952)	$(839)	$(975)	$(4,241)

Limited Partners	$(2,638,950)	$(951,273)	$(837,754)	$(974,143)	$(4,236,693)

Net loss per Partnership Unit	$(125.84)	$(45.36)	$(39.93)	$(46.43)	$(201.93)

Outstanding Weighted Partnership Units	20,971	20,971	20,981	20,981	20,981

Note 1 – Loss from operations for the years ended March 31, 2014, 2013, 2012, 2011 and 2010 includes a charge for impairment losses on investments in Local Limited Partnerships of $1,876,679, $339,689, $215,952, $82,672 and $1,169,440, respectively (see Note 2 to the audited financial statements).

	For the Years Ended March 31,
	2014	2013	2012	2011	2010
Net cash provided by (used in):
Operating activities	$(4,141)	$(20,535)	$(51,360)	$(569,457)	$(439,718)
Investing activities	(2,265,967)	-	(2,124,000)	2,248,640	(403,894)
Financing activities	2,126,231	-	-	-	-

Net change in cash and cash equivalents	(143,877)	(20,535)	(2,175,360)	1,679,183	(843,612)

Cash and cash equivalents, beginning of period	161,924	182,459	2,357,819	678,636	1,522,248

Cash and cash equivalents, end of period	$18,047	$161,924	$182,459	$2,357,819	$678,636

Low Income Housing Tax Credits per Partnership Unit were as follows for the year and period ended December 31:

	2013	2012	2011	2010	2009

Federal	51	51	51	88	90
State	-	-	-	-	-

Total	51	51	51	88	90

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

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

Financial Condition

The Partnership’s assets at March 31, 2014 consisted of $18,000 in cash, investments in Local Limited Partnerships of $5,397,000 (See “Method of Accounting for Investments in Local Limited Partnerships”), $2,266,000 due from affiliates, and $7,000 in other assets. Liabilities at March 31, 2014 consisted of $474,000 of payables due to Local Limited Partnerships and $3,549,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The Partnership’s net loss for the year ended March 31, 2014 of $(2,642,000), reflecting an increase of $(1,690,000) from the net loss experienced for the year ended March 31, 2013 of $(952,000). The increase in net loss is partially due to an increase of $(75,000) in legal and accounting fees for the year ended March 31, 2014. Legal and accounting expenses increased due to expenses related to the Appellate Hearing with the IRS regarding LIHTC’s for Pleasant Village and Grove Village. Asset management expenses increased by $(31,000) during the year ended March 31, 2014. The asset management expenses increased due to site visits performed to Pleasant Village from asset managers during the year ended March 31, 2014. Impairment loss increased by $(1,537,000) for the year ended March 31, 2014. Impairment loss varies from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. Also, amortization decreased by $47,000 during the year ended March 31, 2014 due to the fact that intangibles were partially impaired during the first quarter, therefore decreasing the future amortization expense. During the year ended March 31, 2014 other expenses increased by $(37,000) due to consulting expenses incurred for Grove Village and Pleasant Village. Additionally, there was a $15,000 decrease in write off of advances to Local Limited Partnership for the year ended March 31, 2014. The advances made to Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Equity in losses increased by $(68,000) for the year ended March 31, 2014 due to operations of the underlying Housing Complexes fluctuating form period to period. Reporting fees decreased by $(4,000) and distribution income increased by $1,000 for the year ended March 31, 2014 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The net decrease in cash during the year ended March 31, 2014 was $(144,000) compared to a net decrease in cash during the year ended March 31, 2013 of $(21,000). The change was due primarily to the fact that during the year ended March 31, 2014 the Partnership advanced $2,266,000 to Local Limited Partnerships compared $15,000 advanced during the year ended March 31, 2013. The advances made to troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The Partnership paid $(10,000) to the General Partner or an affiliate as reimbursement for operating expenses that were paid on the Partnership’s behalf during the year ended March 31, 2014 compared to the $(15,000) reimbursed during the year ended March 31, 2013. During the year ended March 31, 2014, the Partnership received $2,126,000 of advances from the General Partner or affiliate. The funds were used to make advances to the Local Limited Partnerships that were experiencing operational issues. Reporting fees decreased by $(4,000) and distribution income increased by $1,000 for the year ended March 31, 2014. The Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for payments.

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

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased (decreased) by approximately $2,530,000, $250,000 and $149,000, for the years ended March 31, 2014, 2013 and 2012, respectively.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

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

Grove Village Limited Partnership (“Grove Village”) and Pleasant Village Limited Partnership (“Pleasant Village”) (collectively, “the properties”), both Texas limited partnerships in which the Partnership is a Limited Partner, were audited by the Internal Revenue Service (“IRS”) for tax years 2007, 2008 and 2009. In its findings of those audits, the IRS asserted that the Low Income Housing Tax Credits (“LIHTCs”) for the properties should not have been claimed for those three years even though the Local General Partner for each of the properties represented on the tax returns that the taking of the LIHTCs was permissible. The Partnership received notification that the IRS Appeals Division ruled in favor of the IRS findings. The Partnership filed a Petition for Readjustment with the United States Tax Court for Pleasant Village and is optimistic the IRS position will be reversed. The Partnership did not file with the Tax Court for Grove Village. The Partnership expects that there will be a recapture of the LIHTCs taken for those years for Grove Village. In the event the Partnership is not successful with the Tax Court, management believes the maximum potential recapture for those years for both Grove Village and Pleasant Village would be $3,548,480, or $169 per Partnership Unit, including interest and penalties. Currently the Partnership is working with third party consultants and Texas Department of Housing & Community Affairs (“TDHCA”) to get the Form 8609’s for Pleasant Village. It is hopeful that 8609’s will be received prior to the determination of a Tax Court date.

The properties received failing inspection reports from The U.S. Department of Housing and Urban Development (“HUD”), and TDHCA. The Partnership completed repairs at Pleasant Village with the financial support of Associates. Pleasant Village received a passing REAC score in April 2014.

The Local General Partner stopped making the mortgage payment for Grove Village and Pleasant Village in May 2013. To prevent the lender from commencing a foreclosure action against the properties and thereby eliminating any possibility of the properties obtain LIHTCs Associates negotiated the purchase of notes. Due to Associates’ purchase of the notes the properties are currently not in risk of foreclosure due to non-payment of the monthly mortgage payments. Since October 2013, the Partnership and the Local General Partner have advanced $654,590 and $1,611,378 to Grove Village and Pleasant Village, respectively, to meet operating deficits, as well as renovation expense requirements. A receiver was appointed to take over management of Grove Village and Pleasant Village on July 8, 2013, and remains in place today.

In June 2013, the Partnership filed a lawsuit against the Local General Partner and the Guarantors. Discussions have commenced with the Local General Partner’s insurance carrier and counsel to determine whether a swift settlement of the claims can be reached. The first settlement of $1,315,000 has been received and held in trust by the counsel until the agreements is finalized. There is no guarantee that the Partnership will reach a settlement from the lawsuit.

The Partnership did put Grove Village on the market and has received an executed Letter of Intent (“LOI”) from a potential purchaser. The Purchaser and the Partnership are working with TDHCA and HUD to obtain approval from the agencies for the potential sale. Both parties are targeting to close the transaction by September 30, 2014. The timing of agency approvals could alter the anticipated closing date of the potential disposition. It is anticipated that there will be an executed Purchase Agreement by August 15, 2014.

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total

Asset management fees (1)	$3,712,190	$163,604	$163,604	$163,604	$163,604	$8,343,804	$12,710,410
Payable to Local Limited Partnerships	474,328	-	-	-	-	-	474,328
Total contractual obligations	$4,186,518	$163,604	$163,604	$163,604	$163,604	$8,343,804	$13,184,738

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2070. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2014 until December 31, 2070. Amounts due to the General Partner as of March 31, 2014 have been included in the 2015 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 13

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 13 (the “Partnership”) as of March 31, 2014 and 2013, and the related statements of operations, partners’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2014. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $4,666,206 and $5,358,926 of the total Partnership assets as of March 31, 2014 and 2013, respectively, and $290,828, $249,258 and $347,032 of the total Partnership loss for the years ended March 31, 2014, 2013 and 2012, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 13 as of March 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the years ended March 31, 2014, 2013 and 2012 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP
Bethesda, Maryland
August 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Davenport Housing VII, L.P.

Davenport, Iowa

We have audited the accompanying balance sheets of Davenport Housing VII, L.P., as of December 31, 2013 and 2012 and the related statements of operations, changes in partners’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. Davenport Housing VII, L.P.’s management is responsible for these financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America as established by the Auditing Standards Board (United States) and in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit includes performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. We are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davenport Housing VII, L.P. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in accordance with accounting principles generally accepted in the United States of America.

Metairie, Louisiana

March 14, 2014

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

Metairie, Louisiana April 24, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Crestview Housing, Ltd.

Kalispell, Montana

and

USDA Rural Development Servicing Office

Kalispell, Montana

We have audited the accompanying financial statements of Crestview Housing, Ltd., RHS Project No. 31-015- 387826946, which comprise the balance sheet as of December 31, 2013 and 2012 and the related statements of operations, changes in partners’ equity, and cash flows for each of the years then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to espress an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America as established by the Auditing Standards Board (United States) and in accordance with auditing standards of the Public Company Acounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considered internal control relevant to the entity’s preparation an fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. The Crestview Housing, Ltd. is not required to have, or were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express, no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crestview Housing, Ltd. as of December 31, 2013 and 2012, and results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Metairie, Louisiana

April 8, 2014

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

Metairie, Louisiana

May 23, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Head Circle, LP.

Ruleville, Mississippi

and

USDA Rural Development Servicing Office

Greenville, Mississippi

We have audited the accompanying financial statements of Head Circle, L.P., RHS Project No. 28-067-038654099, which comprise the balance sheets as of December 31, 2013 and 2012 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years in then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America as established by the Auditing Standards Board (United States) and in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. The Head Circle, L.P. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Head Circle, LP. as of December 31, 2013 and 2012 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Other

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2014 on our consideration of Head Circle, L.P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an Integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Metairie, Louisiana

February 21, 2014

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

Metairie, Louisiana

February 28, 2013

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

BALANCE SHEETS

	2014	2013
ASSETS
Cash	$18,047	$161,924
Investments in Local Limited Partnerships, net (Notes 2 and 3)	5,396,913	7,636,679
Due from affiliates, net (Note 6)	2,265,967	-
Other assets	6,500	-
Total Assets	$7,687,427	$7,798,603

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$474,328	$474,328
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	3,548,586	1,018,170
Total Liabilities	4,022,914	1,492,498

Partners’ Equity (Deficit)
General Partner	(14,445)	(11,803)
Limited Partners (25,000 Partnership Units authorized, 20,971 Partnership Units issued and outstanding)	3,678,958	6,317,908

Total Partners’ Equity (Deficit)	3,664,513	6,306,105

Total Liabilities and Partners’ Equity (Deficit)	$7,687,427	$7,798,603

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2014	2013	2012
Operating income:
Reporting fees	$4,791	$8,948	$3,558
Distribution income	1,016	216	-

Total operating income	5,807	9,164	3,558

Operating expenses and loss:
Amortization	22,066	68,700	68,700
Asset management fees	163,604	163,604	163,604
Asset management expenses	33,144	2,260	951
Accounting and legal fees	155,436	80,580	25,687
Write off of advances to Local Limited Partnerships (Note 6)	-	14,820	-
Impairment loss	1,876,679	339,689	215,952
Other	55,501	18,417	14,206

Total operating expenses and loss	2,306,430	688,070	489,100

Loss from operations	(2,300,623)	(678,906)	(485,542)

Equity in losses of Local Limited Partnerships	(341,021)	(273,439)	(353,492)

Interest income	52	120	441

Net loss	$(2,641,592)	$(952,225)	$(838,593)

Net loss allocated to:
General Partner	$(2,642)	$(952)	$(839)

Limited Partners	$(2,638,950)	$(951,273)	$(837,754)

Net loss per Partnership Unit	$(125.84)	$(45.36)	$(39.93)

Outstanding weighted Partnership Units	20,971	20,971	20,981

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2014, 2013 and 2012

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(10,012)	$8,106,935	$8,096,923

Net loss	(839)	(837,754)	(838,593)

Partners’ equity (deficit) at March 31, 2012	(10,851)	7,269,181	7,258,330

Net loss	(952)	(951,273)	(952,225)

Partners’ equity (deficit) at March 31, 2013	(11,803)	6,317,908	6,306,105

Net loss	(2,642)	(2,638,950)	(2,641,592)

Partners’ equity (deficit) at March 31, 2014	$(14,445)	$3,678,958	$3,664,513

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2014, 2013 and 2012

	2014	2013	2012
Cash flows from operating activities:
Net loss	$(2,641,592)	$(952,225)	$(838,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	22,066	68,700	68,700
Equity in losses of Local Limited Partnerships	341,021	273,439	353,492
Impairment loss	1,876,679	339,689	215,952
Increase in other assets	(6,500)	-	-
Increase in accrued fees and expenses due to General Partner and affiliates	404,185	249,862	149,089

Net cash used in operating activities	(4,141)	(20,535)	(51,360)

Cash flows from investing activities:
Capital contributions paid	-	-	(2,124,000)
Advances to Local Limited Partnerships	(2,265,967)	(14,820)	-
Write off of advances to Local Limited Partnerships	-	14,820	-

Net cash used in investing activities	(2,265,967)	-	(2,124,000)

Cash Flows from financing activities:
Advances received from General Partner and affiliates	2,126,231	-	-

Net cash provided by financing activities	2,126,231	-	-

Net decrease in cash	(143,877)	(20,535)	(2,175,360)

Cash, beginning of period	161,924	182,459	2,357,819

Cash, end of period	$18,047	$161,924	$182,459

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of March 31, 2014, a total of 20,971 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. This offering was closed on September 21, 2006.

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

For the Years Ended March 31, 2014, 2013 and 2012

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

For the Years Ended March 31, 2014, 2013 and 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2015.

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

With that in mind, as of March 31, 2014, except as indicated in the following paragraphs, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have completed the Compliance Period. Once the Housing Complexes have done so, the review will take into consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

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

As of March 31, 2014, Grove Village, L.P. was identified for disposition. Grove Village was appraised for $1,700,000 and had a mortgage note balance of $5,742,865 as of December 31, 2013. Contracts have been drafted and are currently under review by potential purchasers. It is anticipated that there will be an executed Purchase Agreement by August 15, 2014, with an estimated closing date by September 30, 2014. As of the date of this report, the estimated price has yet to be determined.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

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

For the Years Ended March 31, 2014, 2013 and 2012

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2014 and 2013, the Partnership had no cash equivalents.

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

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2011 remain open.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization

Acquisition fees and costs included in investments in Local Limited Partnerships are being amortized over 27.5 years using the straight-line method. Amortization expense for the years ended March 31, 2014, 2013 and 2012 was $22,066, $68,700 and $68,700, respectively. Future estimated amortization expense for each of the years through March 31, 2019 is $6,520.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2014, 2013 and 2012, impairment loss related to investments in Local Limited Partnerships was $568,391, $339,689 and $215,952, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the years ended March 31, 2014, 2013 and 2012, an impairment loss of $1,308,288, $0 and $0, respectively, was recorded against related intangibles.

Impact of Recent Accounting Pronouncements

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2014 and 2013, the Partnership has acquired limited partnership interests in 8 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 598 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2014 and 2013 is approximately $8,906,000 and $7,607,000, respectively, greater than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnerships’ financial statements.

At March 31, 2014 and 2013, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnerships’ estimate of its share of losses for the years ended March 31, 2014, 2013 and 2012, amounting to approximately $3,351,000, $2,477,000 and $1,796,000, respectively, have not been recognized. As of March 31, 2014, the aggregate share of net losses not recognized by the Partnership amounted to $8,923,000.

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2014, 2013 and 2012, impairment loss related to investments in Local Limited Partnerships was $568,391, $339,689 and $215,952, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During year ended March 31, 2014, 2013 and 2012, an impairment loss of $1,308,288, $0 and $0, respectively, was recorded against related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

	For the Years Ended March 31,
	2014	2013	2012
Investments per balance sheet, beginning of year	$7,636,679	$8,318,507	$8,956,651
Equity in losses of Local Limited Partnerships	(341,021)	(273,439)	(353,492)
Impairment loss	(1,876,679)	(339,689)	(215,952)
Amortization of acquisition fees and costs	(22,057)	(68,664)	(68,664)
Amortization of warehouse interest and costs	(9)	(36)	(36)

Investments per balance sheet, end of year	$5,396,913	$7,636,679	$8,318,507

	For the Years Ended March 31,
	2014	2013	2012

Investments in Local Limited Partnerships, net	$5,260,673	$6,170,085	$6,783,213
Acquisition fees and costs, net of accumulated amortization of $4,891, $422,487 and $353,823	136,240	1,465,803	1,534,467
Warehouse interest and costs, net of accumulated amortization of $0, $248 and $212,	-	791	827
Investments per balance sheet, end of year	$5,396,913	$7,636,679	$8,318,507

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

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

COMBINED CONDENSED BALANCE SHEETS

	2013	2012
ASSETS

Buildings and improvements, net of accumulated depreciation of $14,028,000 and $13,052,000, respectively	$34,974,000	$36,266,000
Land	1,906,000	3,063,000
Other assets	1,376,000	1,824,000
Total Assets	$38,256,000	$41,153,000

LIABILITIES

Mortgage and construction loans payable	$17,361,000	$17,491,000
Due to related parties	8,284,000	8,034,000
Other liabilities	5,390,000	4,864,000
Total Liabilities	31,035,000	30,389,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 13	(3,509,000)	30,000
Other partners	10,730,000	10,734,000
Total Partners’ Equity	7,221,000	10,764,000
Total Liabilities and Partners’ Equity	$38,256,000	$41,153,000

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012	2011

Revenues	$4,544,000	$4,443,000	$4,670,000

Expenses:
Operating expenses	4,697,000	3,744,000	3,540,000
Interest expense	867,000	1,494,000	1,378,000
Impairment loss	1,767,000	-	-
Depreciation and amortization	799,000	1,970,000	1,937,000

Total expenses	8,130,000	7,208,000	6,855,000

Net loss	$(3,586,000)	$(2,765,000)	$(2,185,000)

Net loss allocable to the Partnership	$(3,586,000)	$(2,764,000)	$(2,149,000)

Net loss recorded by the Partnership	$(341,000)	$(273,000)	$(353,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

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

As of March 31, 2010, the property was 100% completed and a certificate of occupancy was granted for both buildings in December 2009. The Partnership engaged all sub-contractors to sign new construction contracts, along with lien releases for any and all work done after their engagement. During the year ended March 31, 2011, the Partnership voluntarily advanced $846,175 to Davenport for construction related costs. There were no additional advances made to Davenport due to the additional investment made, as discussed below.

The project was fully completed as of March 31, 2010 and it achieved stabilized operations by June 2010. In June 2010 the property achieved 85% occupancy and has maintained occupancy of 80% to 100% to the date of this filing. Davenport has been awarded state historical tax credits from the State of Iowa, federal historical credits and federal Low Income Housing Tax Credits. The State historical credits are given in the form of a refund check from the State in conjunction with the State tax return filing. The net amount of the check after applicable federal taxes will be contributed back to the property to help fund construction shortfalls. Davenport was also allocated additional federal Low Income Housing Tax Credits as well as federal historical tax credits. Upon the Limited Partners’ approval of the dispositions of Sierra Run’s and Fernwood, the Partnership made the additional investment in Davenport. See the exit strategy in Note 1 regarding the dispositions of Sierra’s Run and Fernwood. On July 1, 2010, the Partnership committed additional capital to Davenport in the amount of $2,490,651. This additional commitment generated $408,710 of federal historic credits and $3,582,550 of additional federal Low Income Housing Tax Credits which were allocated to the partners of the Partnership.

Grove Village Limited Partnership (“Grove Village”) and Pleasant Village Limited Partnership (“Pleasant Village”) (collectively, “the properties”), both Texas limited partnerships in which the Partnership is a Limited Partner, were audited by the Internal Revenue Service (“IRS”) for tax years 2007, 2008 and 2009. In its findings of those audits, the IRS asserted that the Low Income Housing Tax Credits (“LIHTCs”) for the properties should not have been claimed for those three years even though the Local General Partner for each of the properties represented on the tax returns that the taking of the LIHTCs was permissible. The Partnership received notification that the IRS Appeals Division ruled in favor of the IRS findings. The Partnership filed a Petition for Readjustment with the United States Tax Court for Pleasant Village and is optimistic the IRS position will be reversed. The Partnership did not file with the Tax Court for Grove Village. The Partnership expects that there will be a recapture of the LIHTCs taken for those years for Grove Village. In the event the Partnership is not successful with the Tax Court, management believes the maximum potential recapture for those years for both Grove Village and Pleasant Village would be $3,548,480, or $169 per Partnership Unit, including interest and penalties. Currently the Partnership is working with third party consultants and Texas Department of Housing & Community Affairs (“TDHCA”) to get the Form 8609’s for Pleasant Village. It is hopeful that 8609’s will be received prior to the determination of a Tax Court date.

The properties received failing inspection reports from The U.S. Department of Housing and Urban Development (“HUD”), and TDHCA. The Partnership completed repairs at Pleasant Village with the financial support of Associates. Pleasant Village received a passing REAC score in April 2014.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Local General Partner stopped making the mortgage payment for Grove Village and Pleasant Village in May 2013. To prevent the lender from commencing a foreclosure action against the properties and thereby eliminating any possibility of the properties obtain LIHTCs Associates negotiated the purchase of notes. Due to Associates’ purchase of the notes the properties are currently not in risk of foreclosure due to non-payment of the monthly mortgage payments. Since October 2013, the Partnership and the Local General Partner have advanced $654,590 and $1,611,378 to Grove Village and Pleasant Village, respectively, to meet operating deficits, as well as renovation expense requirements. A receiver was appointed to take over management of Grove Village and Pleasant Village on July 8, 2013, and remains in place today.

In June 2013, the Partnership filed a lawsuit against the Local General Partner and the Guarantors. Discussions have commenced with the Local General Partner’s insurance carrier and counsel to determine whether a swift settlement of the claims can be reached. The first settlement of $1,315,000 has been received and held in trust by the counsel until the agreements is finalized. There is no guarantee that the Partnership will reach a settlement from the lawsuit.

The Partnership did put Grove Village on the market and has received an executed Letter of Intent (“LOI”) from a potential purchaser. The Purchaser and the Partnership are working with TDHCA and HUD to obtain approval from the agencies for the potential sale. Both parties are targeting to close the transaction by September 30, 2014. The timing of agency approvals could alter the anticipated closing date of the potential disposition. It is anticipated that there will be an executed Purchase Agreement by August 15, 2014.

NOTE 3 – RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2014 and 2013, the Partnership had incurred cumulative acquisition fees of $1,468,670 which were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $0 and $328,617 as of March 31, 2014 and 2013, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of March 31, 2014, the fees have been fully amortized or impaired.

Non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of March 31, 2014 and 2013, the Partnership incurred cumulative acquisition costs of $419,620 which were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $4,891 and $93,870, as of March 31, 2014 and 2013, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $163,604 were incurred during each of the years ended March 31, 2014, 2013 and 2012. No payments were made during any of the years ended March 31, 2014, 2013 and 2012.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

The Partnership will reimburse the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $10,000, $15,038 and $55,322, during the years ended March 31, 2014, 2013 and 2012, respectively.

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

WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. The accumulated amortization of these financing costs and interest was $0 and $248 as of March 31, 2014 and 2013, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the capitalized warehouse interest and costs are recorded, the accumulated amortization is reduced to zero at that time. As of March 31, 2014, the financing costs and interest were fully amortized or impaired.

Payables to General Partner or an affiliates amounting to $2,126,231 at March 31, 2014 represent advances that had been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to two Local Limited Partnerships which were experiencing operational issues.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

	March 31,
	2014	2013
Asset management fee payable	$1,091,423	$927,819
Reimbursements for expenses paid by the General Partner or an affiliate	330,932	90,351
Payable to General Partner or affiliates	2,126,231	-

Total	$3,548,586	$1,018,170

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2015.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2014

Income	$-	$-	$4,000	$2,000

Operating expenses and loss	(1,945,000)	(266,000)	(1,180,000)	1,085,000	(*)

Income (loss) from operations	(1,945,000)	(266,000)	(1,176,000)	1,087,000

Equity in losses of Local Limited Partnerships	(68,000)	(68,000)	(56,000)	(149,000)

Net income (loss)	(2,013,000)	(334,000)	(1,232,000)	938,000

Net income (loss) available to Limited Partners	(2,011,000)	(334,000)	(1,231,000)	937,000

Net income (loss) per Partnership Unit	(96)	(16)	(59)	45

(*) Estimated bad debt expenses recorded in second and third quarters were reversed during fourth quarter due to the anticipation of settlement and disposition proceeds.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

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

NOTE 5 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $474,328 at March 31, 2014 and 2013 represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 6 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

During the year ended March 31, 2013 the Partnership advanced $14,820 to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

During the year ended March 31, 2014, the Partnership advanced $654,590, and $1,611,378 to Grove Village, L.P., and Pleasant Village, L.P., respectively, in which the Partnership is a limited partner. The Partnership determined the recoverability of these advances to be probable based on the settlement and disposition proceeds discussed earlier.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2014. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2014. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Evaluation of disclosure controls and procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

The Partnership has no directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

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

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliates shall receive from the Partnership an annual Asset Management Fee in an amount not to exceed 0.5% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving Government Assistance. “Invested Assets” means the sum of the Partnership’s original investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $163,604 were incurred during each of the years ended March 31, 2014, 2013 and 2012. No payments were made during the years ended March 31, 2014, 2013 and 2012.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its Affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership’s investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partners or their Affiliates respecting the Housing Complexes owned by Local Limited Partnerships. No property management services were rendered and no compensation was payable for such services during the periods covered by this report.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $330,932, $90,351 and $4,093, for the years ended March 31, 2014, 2013 and 2012, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $10,000, $15,038 and $55,322 during the years ended March 31, 2014, 2013 and 2012, respectively.

(c)	Interest in Partnership

The General Partner receives .10% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,080 for each of the years ended December 31, 2013, 2012 and 2011. The General Partner is also entitled to receive .10% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2014, 2013 and 2012. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2014, 2013 and 2012.

(d)	Subordinated Disposition Fee

The General Partner may receive a subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort. No such fee was incurred for all periods presented.

(e)	Compensation Committee Interlocks and Insider Participation

The Partnership has no compensation committee.

(f)	Compensation Committee Report

The Partnership has no compensation committee.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firms for the years ended March 31:

	2014	2013

Audit Fees	$21,900	$40,600
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

TOTAL	$21,900	$40,600

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof:

Reports of Independent Registered Public Accounting Firms

Balance Sheets, March 31, 2014 and 2013

Statements of Operations for the years ended March 31, 2014, 2013 and 2012

Statements of Partners’ Equity (Deficit) for the years ended March 31, 2014, 2013 and 2012

Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012

Notes to Financial Statements

(a)(2)	List of Financial statement schedules:

Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits

3.1	Agreement of Limited Partnership dated February 7, 2005 filed in the Post-Effective Amendment No. 1 on July 11, 2006 is hereby incorporated herein by reference as exhibit3.1

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1	Financial Statements of Davenport Housing VII. L.P. for the year ended December 31, 2013, 2012, and 2011 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership.

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2014 and 2013, (ii) the Statements of Operations for the years ended March 31, 2014, 2013 and 2012, (iii) the statements of Partners’ Equity (Deficit) for the years ended March 31, 2014, 2013 and 2012, (iv) the Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 13

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

		As of March 31, 2014		Initial Cost to Partnership				As of December 31, 2013
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition		Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
909 4th YMCA, L.P.	Seattle, Washington	$508,000	$508,000	$-	$16,649,000	$-		$-	$-	$16,649,000	$5,231,000	$11,418,000

Crestview Housing, L.P.	Bigfork, Montana	1,973,000	1,885,000	215,000	2,474,000	302,000		694,000	250,000	2,741,000	389,000	2,602,000

Davenport Housing VII, L.P.	Davenport, Iowa	4,744,000	4,499,000	50,000	6,231,000	359,000		539,000	50,000	6,590,000	685,000	5,955,000

FDI-Country Square, LTD.	Lone Star, Texas	605,000	605,000	18,000	1,359,000	40,000		598,000	18,000	1,399,000	330,000	1,087,000

FDI-Park Place, LTD.	Bellville, Texas	758,000	758,000	50,000	2,023,000	65,000		1,093,000	50,000	2,088,000	375,000	1,763,000

Grove Village, L.P. (2)	Dallas, Texas	3,043,000	2,944,000	877,000	9,625,000	(26,000)	(1)	5,743,000	823,000	9,653,000	3,398,000	7,078,000

Head Circle, L.P.	Ruleville, Mississippi	464,000	464,000	54,000	1,914,000	-		1,382,000	54,000	1,914,000	697,000	1,271,000

Pleasant Village, L.P.	Dallas, Texas	2,850,000	2,808,000	811,000	8,690,000	(872,000)	(1)	7,312,000	661,000	7,968,000	2,923,000	5,706,000

		$14,945,000	$14,471,000	$2,075,000	$48,965,000	$(132,000)		$17,361,000	$1,906,000	$49,002,000	$14,028,000	$36,880,000

(1)	Impairment charge recorded as a result of a permanent decline in value.
(2)	The Local Limited Partnership was identified for sale as of March 31, 2014.

WNC Housing Tax Credit Fund VI, L.P., Series 13

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

	For the Year Ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

909 4th YMCA, L.P.	$670,000	$93,000	2006	Completed	40

Crestview Housing, L.P.	122,000	(67,000)	2007	Completed	40

Davenport Housing VII, L.P.	117,000	(178,000)	2007	Completed	40

FDI-Country Square, LTD.	137,000	(5,000)	2006	Completed	40

FDI-Park Place, LTD.	178,000	(45,000)	2006	Completed	40

Grove Village, L.P. (1)	1,555,000	(860,000)	2006	Completed	27.5

Head Circle, L.P.	284,000	(32,000)	2006	Completed	27.5

Pleasant Village, L.P.	1,394,000	(2,492,000)	2006	Completed	27.5

	$4,457,000	$(3,586,000)

(1)	The Local Limited Partnership was identified for sale as of March 31, 2014.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

By:	WNC National Partners, LLC
General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President of WNC & Associates, Inc.

Date:	August 6, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:	August 6, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:	August 6, 2014

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:	August 6, 2014

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:	August 6, 2014

