Form 10-Q
period 2014-06-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2014-08-12
CIK 1321228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2014

2

Part I. Financial Information

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS

Cash	$15,777	$18,047
Investments in Local Limited Partnerships, net (Notes 2 and 3)	4,592,487	5,396,913
Due from affiliates, net (Note 5)	2,780,616	2,265,967
Other assets	8,300	6,500

Total Assets	$7,397,180	$7,687,427

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$474,328	$474,328
Accrued fees and expenses due to General Partner and affiliates (Note 3)	4,167,528	3,548,586

Total Liabilities	4,641,856	4,022,914

Partners’ Equity (Deficit):
General Partner	(15,354)	(14,445)
Limited Partners (25,000 Partnership Units authorized; 20,971 Partnership Units issued and outstanding)	2,770,678	3,678,958

Total Partners’ Equity (Deficit)	2,755,324	3,664,513

Total Liabilities and Partners’ Equity (Deficit)	$7,397,180	$7,687,427

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
	Three Months	Three Months

Operating expenses and loss:
Amortization (Note 2)	1,630	17,175
Asset management fees (Note 3)	40,901	40,901
Legal and accounting fees	39,773	4,334
Impairment loss (Note 2)	728,957	1,876,679
Asset management expenses	7,256	1,144
Other	16,836	4,640

Total operating expenses and loss	835,353	1,944,873

Loss from operations	(835,353)	(1,944,873)

Equity in losses of Local Limited Partnerships (Note 2)	(73,839)	(68,361)

Interest income	3	28

Net loss	$(909,189)	$(2,013,206)

Net loss allocated to:
General Partner	$(909)	$(2,013)

Limited Partners	$(908,280)	$(2,011,193)

Net loss per Partnership Unit	$(43)	$(96)

Outstanding weighted Partnership Units	20,971	20,971

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2014
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2014	$(14,445)	$3,678,958	$3,664,513

Net loss	(909)	(908,280)	(909,189)

Partners’ equity (deficit) at June 30, 2014	$(15,354)	$2,770,678	$2,755,324

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013

Cash flows from operating activities:
Net loss	$(909,189)	$(2,013,206)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	1,630	17,175
Equity in losses of Local Limited Partnerships	73,839	68,361
Impairment loss	728,957	1,876,679
Increase in other assets	(1,800)	-
Increase in accrued fees and expenses due to General Partner and affiliates	106,566	41,019

Net cash provided by (used in) operating activities	3	(9,972)

Cash flows from investing activities:
Advances to Local Limited Partnerships	(514,649)	-
Distributions received from Local Limited Partnerships	-	2,249

Net cash provided by (used in) investing activities	(514,649)	2,249

Cash flows from financing activities:
Advances received from General Partner and affiliates	512,376	-

Net cash provided by financing activities:	512,376	-

Net decrease in cash	(2,270)	(7,723)

Cash, beginning of period	18,047	161,924

Cash, end of period	$15,777	$154,201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of June 30, 2014, a total of 20,971 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

With that in mind, as of June 30, 2014, except as indicated in the following two paragraphs, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have completed the Compliance Period. Once the Housing Complexes have done so, the review will take into consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended March 31, 2011, the Partnership sold two Local Limited Partnerships, Fernwood Meadows, L.P. (“Fernwood”) and Sierra’s Run, L.P. (“Sierra’s Run”) in order to generate sufficient equity to complete the purchase of additional low income housing tax credits for Davenport Housing VII, L.P. (“Davenport”, see Note 2).

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 27.5 years (see Notes 2 and 3).

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2014, four of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2014 and March 31, 2014, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the three months ended June 30, 2014 and 2013 was $1,630 and $17,175, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the three months ended June 30, 2014 and 2013, impairment loss related to investments in Local Limited Partnerships was $696,069 and $568,391, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2014 and 2013, impairment loss of $32,888 and $1,308,288, respectively, was recorded against related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2014 and March 31, 2014, the Partnership has acquired Local Limited Partnership interests in 8 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 598 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2014	For the Year Ended March 31, 2014
Investments per balance sheet, beginning of period	$5,396,913	$7,636,679
Equity in losses of Local Limited Partnerships	(73,839)	(341,021)
Impairment loss	(728,957)	(1,876,679)
Amortization of acquisition fees and costs	(1,630)	(22,057)
Amortization of warehouse interest and costs	-	(9)
Investments per balance sheet, end of period	$4,592,487	$5,396,913

	For the Three Months Ended June 30, 2014	For the Year Ended March 31, 2014
Investments in Local Limited Partnerships, net	$4,490,765	$5,260,673
Acquisition costs, net of accumulated amortization $0 and $4,891	101,722	136,240
Investments per balance sheet, end of period	$4,592,487	$5,396,913

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenues	$1,136,000	$1,111,000

Expenses:
Interest expense	303,000	374,000
Depreciation and amortization	414,000	492,000
Operating expenses	618,000	936,000
Total expenses	1,335,000	1,802,000

Net loss	$(199,000)	$(691,000)
Net loss allocable to the Partnership	$(199,000)	$(691,000)
Net loss recorded by the Partnership	$(74,000)	$(68,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

The Local General Partner stopped making the mortgage payment for Grove Village and Pleasant Village in May 2013. To prevent the lender from commencing a foreclosure action against the properties and thereby eliminating any possibility of the properties obtain LIHTCs Associates negotiated the purchase of notes. Due to Associates’ purchase of the notes the properties are currently not in risk of foreclosure due to non-payment of the monthly mortgage payments. Since October 2013, the Partnership and the Local General Partner have advanced $674,764 and $2,105,852 to Grove Village and Pleasant Village, respectively, to meet operating deficits, as well as renovation expense requirements.

In June 2013, the Partnership filed a lawsuit against the Local General Partner and the Guarantors. Discussions have commenced with the Local General Partner’s insurance carrier and counsel to determine whether a swift settlement of the claims can be reached. The first settlement of $1,300,000 has been received and held in trust by the counsel until the agreements is finalized. There is no guarantee that the Partnership will reach a settlement from the lawsuit.

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

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,468,670. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. As of March 31, 2014, the acquisition fees were fully amortized or impaired.

(b)	A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $0 and $4,891 as of June 30, 2014 and March 31, 2014, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition costs is recorded, the accumulated amortization is reduced to zero at that time.

(c)	An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $40,901 were incurred during each of the three months ended June 30, 2014 and 2013. No payments were made during the three months ended June 30, 2014 and 2013.

(d)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements of $418 and $10,000 were made during the three months ended June 30, 2014 and 2013, respectively.

(e)	A subordinated disposition fee will be paid in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred for all periods presented.

(f)	WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. If an impairment loss related to the financing costs and interest is recorded, the accumulated amortization is reduced to zero at that time. As of March 31, 2014, the financing costs and interest were fully amortized or impaired.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

(g)	Payables to the General Partner or affiliates amounting to $2,638,607 at June 30, 2014 represent advances that had been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to two Local Limited Partnerships which were experiencing operational issues.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2014	March 31, 2014

Asset management fee payable	$1,132,324	$1,091,423
Reimbursement for expenses paid by the General Partner or an affiliate	396,597	330,932
Payable to General Partner of an affiliates	2,638,607	2,126,231

Total	$4,167,528	$3,548,586

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $474,328 at June 30, 2014 and March 31, 2014 represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnerships with its operational issues.

As of June 30, 2014, the Partnership advanced $759,336 to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

As of June 30, 2014, the Partnership advanced $674,764 and $2,105,852 to Grove Village, L.P., and Pleasant Village, L.P., respectively, in which the Partnership is a limited partner. During the three months ended June 30, 2014, $20,174 and $494,475 was advanced to Grove Village, L.P. and Pleasant Village L.P., respectively. The Partnership determined the recoverability of these advances to be probable based on the settlement and disposition proceeds discussed earlier.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2014 and 2013, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2014 consisted of $16,000 in cash, investments in Local Limited Partnerships of $4,592,000 ( See “Method of Accounting for Investments in Local Limited Partnerships”), $2,781,000 due from affiliates and $8,000 in other assets. Liabilities at June 30, 2014 consisted of $474,000 of payables to Local Limited Partnerships and $4,168,000 in accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. The Partnership’s net loss for the three months ended June 30, 2014 was $(909,000), reflecting a decrease of $1,104,000 from the $(2,013,000) net loss experienced for the three months ended June 30, 2013. Impairment loss decreased by $1,148,000 for the three months ended June 30, 2014. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. There was a $(35,000) increase in legal and accounting fees for the three months ended June 30, 2014. Legal and accounting fees increased due to expenses related to the Appellate Hearing with the IRS regarding LIHTC’s for Pleasant Village and Grove Village. Asset management expenses increased by $(6,000) during the three months ended June 30, 2014. The asset management expenses increased due to site visits performed at Pleasant Village from asset managers during the three months ended June 30, 2014. The equity in losses of Local Limited Partnerships increased by $(5,000) for the three months ended June 30, 2014. Equity in Losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Also, amortization decreased by $16,000 during the three months ended June 30, 2014, due to impairment of intangibles decreasing future amortization expense. Other expenses increased by $(12,000) during the three months ended June 30, 2014, mainly due to consulting expenses incurred for Grove Village and Pleasant Village.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. The decrease in cash during the three months ended June 30, 2014 was $(2,000) compared to an $(8,000) decrease in cash during the three months ended June 30, 2013. During the three months ended June 30, 2014 the Partnership advanced $(515,000) to Local Limited Partnerships compared to $0 advanced during the three months ended June 30, 2013. The advances to troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnership. During the three months ended June 30, 2014, the Partnership received $0 in distributions compared to $2,000 received during the three months ended June 30, 2013. Distributions fluctuate from year to year due to the fact that Local Limited Partnership may pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. During the three months ended June 30, 2013, the Partnership reimbursed the General Partner or an affiliate $(10,000) for operating expenses paid on its behalf compared to $(400) reimbursed during the three months ended June 30, 2014. During the three months ended June 30, 2014 the Partnership received $512,000 of advances from the General Partner or affiliates. The funds were used to make advances to Local Limited Partnerships that were experiencing operational issues. No such advances were received during the three months ended June 30, 2013.

During the three months ended June 30, 2014, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $619,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2014, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2015.

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

The Local General Partner stopped making the mortgage payment for Grove Village and Pleasant Village in May 2013. To prevent the lender from commencing a foreclosure action against the properties and thereby eliminating any possibility of the properties obtain LIHTCs Associates negotiated the purchase of notes. Due to Associates’ purchase of the notes the properties are currently not in risk of foreclosure due to non-payment of the monthly mortgage payments. Since October 2013, the Partnership and the Local General Partner have advanced $674,764 and $2,105,852 to Grove Village and Pleasant Village, respectively, to meet operating deficits, as well as renovation expense requirements.

In June 2013, the Partnership filed a lawsuit against the Local General Partner and the Guarantors. Discussions have commenced with the Local General Partner’s insurance carrier and counsel to determine whether a swift settlement of the claims can be reached. The first settlement of $1,300,000 has been received and held in trust by the counsel until the agreements is finalized. There is no guarantee that the Partnership will reach a settlement from the lawsuit.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Walker Guardian is the general partner of each of Pleasant Village and Grove Village. Walker Guardian hired its affiliate, Guardian Management, to be the onsite property manager of the apartment projects, responsible for leasing, maintenance, security, and day-to-day management of the apartments. Brenneke is a principal of both Walker Guardian and Guardian Management, and a guarantor of certain tax credit and operating results. Walker is also a guarantor.

The first cause of action is for breach of contract as a result of, among other things, failing to fund operating deficits and the latest mortgage payment, failing to keep the apartment projects safe, sanitary and in good repair and condition, and failing to perform obligations to take all actions necessary to obtain the Low Income Housing Tax Credits (“LIHTCs”) reserved for the apartment projects by Texas Department of Housing & Community Affairs (“TDHCA”). Additional causes of action include breach of fiduciary duty, specific performance, temporary restraining order and temporary injunction.

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

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three months ended June 30, 2014 and June 30, 2013, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the three months ended June 30, 2014, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2014 and June 30, 2013 and (v) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

By:	WNC National Partners, LLC General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:	August 12, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:	August 12, 2014

