Form 10-Q
period 2014-09-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2015-01-13
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 000-52841

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

California	20-2355224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle
Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip Code)

 (714) 662-5565
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of September 30, 2014 and March 31, 2014	3

	Condensed Statements of Operations
	For the Three and Six Months Ended September 30, 2014 and 2013	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Six Months Ended September 30, 2014	5

	Condensed Statements of Cash Flows
	For the Six Months Ended September 30, 2014 and 2013	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2014	March 31, 2014

ASSETS
Cash and cash equivalents	$16,920	$18,047
Investments in Local Limited Partnerships, net (Notes 2 and 3)	4,516,247	5,396,913
Due from affiliates, net (Note 5)	-	2,265,967
Other assets	31,758	6,500

Total Assets	$4,564,925	$7,687,427

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$474,328	$474,328
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	2,697,202	3,548,586

Total Liabilities	3,171,530	4,022,914

Partners’ Equity (Deficit):
General Partner	(16,716)	(14,445)
Limited Partners (25,000 Partnership Units authorized;
20,971 Partnership Units issued and outstanding)	1,410,111	3,678,958

Total Partners’ Equity (Deficit)	1,393,395	3,664,513

Total Liabilities and Partners’ Equity (Deficit)	$4,564,925	$7,687,427

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2014 and 2013
(Unaudited)

	2014		2013
	Three Months	Six Months	Three Months	Six Months

Operating expenses and loss:
Amortization (Note 1)	$1,241	$2,871	$1,630	$18,805
Asset management fees (Note 3)	40,901	81,802	40,901	81,802
Legal and accounting fees	159,346	199,119	77,134	81,468
Impairment loss (Note 1)	-	728,957	-	1,876,679
Write off of advances to Local
Limited Partnerships (Note 5)	1,058,510	1,058,510	140,373	140,373
Asset management expenses	7,396	14,652	246	1,390
Other	20,748	37,584	5,507	10,147

Total operating expenses and loss	1,288,142	2,123,495	265,791	2,210,664

Loss from operations	(1,288,142)	(2,123,495)	(265,791)	(2,210,664)

Equity in losses of Local
Limited Partnerships (Note 2)	(73,839)	(147,678)	(68,361)	(136,722)

Interest income	52	55	17	45

Net loss	$(1,361,929)	$(2,271,118)	$(334,135)	$(2,347,341)

Net loss allocated to:
General Partner	$(1,362)	$(2,271)	$(334)	$(2,347)

Limited Partners	$(1,360,567)	$(2,268,847)	$(333,801)	$(2,344,994)

Net loss per Partnership
Unit	$(65)	$(108)	$(16)	$(112)

Outstanding weighted Partnership
Units	20,971	20,971	20,971	20,971

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2014
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2014	$(14,445)	$3,678,958	$3,664,513

Net loss	(2,271)	(2,268,847)	(2,271,118)

Partners’ equity (deficit) at September 30, 2014	$(16,716)	$1,410,111	$1,393,395

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2014 and 2013
(Unaudited)

	2014	2013

Cash flows from operating activities:
Net loss	$(2,271,118)	$(2,347,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,871	18,805
Equity in losses of Local Limited Partnerships	147,678	136,722
Impairment loss	728,957	1,876,679
Write off of advances to Local Limited Partnerships	1,058,510	140,373
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(182,526)	164,807
Increase in other liabilities	-	5,000
Increase in other assets	(25,258)	-

Net cash used in operating activities	(540,886)	(4,955)

Cash flows from investing activities:
Advances to Local Limited Partnerships	(792,543)	(140,373)
Reimbursement of advances made to Local Limited Partnerships	2,000,000	-
Distributions received from Local Limited Partnerships	1,160	2,249

Net cash provided by (used in) investing activities	1,208,617	(138,124)

Cash flows from financing activities:
Advances received from General Partner and affiliates	645,581	-
Reimbursement of advance received from General Partner and affiliates	(1,314,439)	-

Net cash used in financing activities:	(668,858)	-

Net decrease in cash and cash equivalents	(1,127)	(143,079)

Cash and cash equivalents, beginning of period	18,048	161,924

Cash and cash equivalents, end of period	$16,920	$18,845

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2014
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 201 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit.  The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of September 30, 2014 and March 31, 2014, a total of 20,971 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits.  The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

For the Quarterly Period Ended September 30, 2014
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

For the Quarterly Period Ended September 30, 2014
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through January 31, 2016.

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

With that in mind, as of September 30, 2014, except as indicated in the following two paragraphs, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have completed the Compliance Period.  Once the Housing Complexes have done so, the review will take into consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014
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

The Partnership put Grove Village on the market and has received an executed Letter of Intent (“LOI”) from a potential purchaser. The Purchaser and the Partnership are working with TDHCA and HUD to obtain approval from the agencies for the potential sale. A transfer request and amendment to the Land Use Restriction Agreement (the “Bond LURA”) have been submitted. Both parties are targeting to close the transaction by January 31, 2015.  The timing of agency approvals could alter the anticipated closing date of the potential disposition.  Grove Village was appraised for $1,700,000 and had a mortgage balance of $5,756,079 as of December 31, 2013. Sale related expenses of $28,508 were recorded in other assets as of September 30, 2014.

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2014, four of the investment balances had reached zero.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2014 and March 31, 2014, the Partnership had $16,109 and $17,217 in cash equivalents, respectively.

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

For the Quarterly Period Ended September 30, 2014
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

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the six months ended September 30, 2014 and 2013 was $2,871 and $18,805, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the six months ended September 30, 2014 and 2013, impairment loss related to investments in Local Limited Partnerships was $696,069 and $568,391, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the six months ended September 30, 2014 and 2013, an impairment loss of $32,888 and $1,308,288, was recorded against related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2014 and March 31, 2014, the Partnership owns Local Limited Partnership interests in 8 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 598 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2014	For the Year Ended March 31, 2014
Investments per balance sheet, beginning of period	$5,396,913	$7,636,679
Distributions received from Local Limited Partnerships	(1,160)	-
Equity in losses of Local Limited Partnerships	(147,678)	(341,021)
Impairment loss	(728,957)	(1,876,679)
Amortization of acquisition fees and costs	(2,871)	(22,057)
Amortization of warehouse interest and costs	-	(9)
Investments per balance sheet, end of period	$4,516,247	$5,396,913

	For the Six Months Ended September 30, 2014	For the Year Ended March 31, 2014
Investments in Local Limited Partnerships, net	$4,415,766	$5,260,673
Acquisition fees and costs, net of accumulated amortization of $1,241 and $4,891	100,481	136,240
Investments per balance sheet, end of period	$4,516,247	$5,396,913

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenues	$2,272,000	$2,222,000

Expenses:
Interest expense	607,000	747,000
Depreciation and amortization	827,000	985,000
Operating expenses	1,236,000	1,872,000
Total expenses	2,670,000	3,604,000

Net loss	$(398,000)	$(1,382,000)
Net loss allocable to the Partnership	$(398,000)	$(1,382,000)
Net loss recorded by the Partnership	$(148,000)	$(137,000)

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

Troubled Housing Complexes

Davenport started construction in October 2006 and was scheduled to be completed in June 2008. Construction was delayed due to the original Local General Partner defaulting on his construction guarantee and resulting disputed mechanic liens on the property. In November 2008, the original Local General Partner was joined by a new Local General Partner, Shelter Resource Corporation, due to restrictions implemented by the Iowa Finance Authority (“IFA”). Subsequently, with IFA’s approval, the defaulting original Local General Partner was removed from the Partnership leaving Shelter Resource Corporation as the sole Local General Partner.

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

For the Quarterly Period Ended September 30, 2014
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

Grove Village Limited Partnership (“Grove Village”) and Pleasant Village Limited Partnership (“Pleasant Village”) (collectively, "the properties"), both Texas limited partnerships in which the Partnership is a Limited Partner, were audited by the Internal Revenue Service (“IRS”) for tax years 2007, 2008 and 2009.  In its findings of those audits, the IRS asserted that the Low Income Housing Tax Credits (“LIHTCs”) for the properties should not have been claimed for those three years even though the Local General Partner for each of the properties represented on the tax returns that the taking of the LIHTCs was permissible.  The Partnership received notification that the IRS Appeals Division ruled in favor of the IRS findings.  The Partnership filed a Petition for Readjustment with the United States Tax Court for Pleasant Village. The Partnership did not file with the Tax Court for Grove Village.  The Partnership expects that there will be a recapture of the LIHTCs taken for those years for Grove Village. In the event the Partnership is not successful with the Tax Court, management believes the maximum potential recapture for those years for both Grove Village and Pleasant Village would be $3,548,480, or $169 per Partnership Unit, including interest and penalties. Currently the Partnership is working with third party consultants and Texas Department of Housing & Community Affairs (“TDHCA”) to get the Form 8609’s for Pleasant Village.  It is hopeful that 8609’s will be received prior to the determination of a Tax Court date.

The Local General Partner stopped making the mortgage payment for Grove Village and Pleasant Village in May 2013.  To prevent the lender from commencing a foreclosure action against the properties and thereby eliminating any possibility of the properties obtain LIHTCs Associates negotiated the purchase of notes. Due to Associates’ purchase of the notes the properties are currently not in risk of foreclosure due to non-payment of the monthly mortgage payments. Since October 2013, the Partnership and the Local General Partner have advanced $1,457,420 and $2,888,800 to Grove Village and Pleasant Village, respectively, to meet operating deficits, as well as renovation expense requirements.

In June 2013, the Partnership filed a lawsuit against the Local General Partner and the Guarantors.  Discussions have commenced with the Local General Partner’s insurance carrier on the negligence claims.  The Partnership settled with the Local General Partner on the contract claims for $2,000,000, which was applied against receivables due from Local Limited Partnerships during the six months ended September 30, 2014.

The Partnership put Grove Village on the market and has received an executed Letter of Intent (“LOI”) from a potential purchaser. The Purchaser and the Partnership are working with TDHCA and HUD to obtain approval from the agencies for the potential sale. A transfer request and amendment to the Land Use Restriction Agreement (the “Bond LURA”) have been submitted. Both parties are targeting to close the transaction by January 31, 2015.  The timing of agency approvals could alter the anticipated closing date of the potential disposition.  Grove Village was appraised for $1,700,000 and had a mortgage balance of $5,756,079 as of December 31, 2013. Sale related expenses of $28,508 were recorded in other assets as of September 30, 2014.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014
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

(b)
A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships.   As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $1,241 and $4,891 as of September 30, 2014 and March 31, 2014, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition costs is recorded, the accumulated amortization is reduced to zero at that time.

(c)
An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership.  “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $81,802 were incurred during each of the six months ended September 30, 2014 and 2013.  No payments were made during the six months ended September 30, 2014 and 2013.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $541,359 and $10,000 during the six months ended September 30, 2014 and 2013, respectively.

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

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. If an impairment loss related to the financing costs and interest is recorded, the accumulated amortization is reduced to zero at that time. As of September 30, 2014, the financing costs and interest were fully amortized or impaired.

(g)
Payables to the General Partner or affiliates amounting to $1,457,373 at September 30, 2014 represent advances that had been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to two Local Limited Partnerships which were experiencing operational issues.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2014	March 31, 2014

Asset management fee payable	$1,173,225	$1,091,423
Reimbursement for expenses paid by the General Partner or affiliates	66,604	330,932
Payable to General Partner or affiliates	1,457,373	2,126,231
Total	$2,697,202	$3,548,586

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $474,328 at September 30, 2014 and March 31, 2014 represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnerships with its operational issues.

As of both September 30, 2014 and March 31, 2014, the Partnership advanced $759,336 to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

As of September 30, 2014, the Partnership advanced $785,167 and $2,273,343 to Grove Village, L.P., and Pleasant Village, L.P., respectively, in which the Partnership is a limited partner. During the six months ended September 30, 2014, $130,578 and $661,965 was advanced to Grove Village, L.P. and Pleasant Village L.P., respectively. Settlement proceeds of $2,000,000 from the Local General Partner were applied against the advances during the six months ended September 30, 2014. During the six months ended September 30, 2014 and 2013, total advances of $1,058,510 and $140,373, respectively, were written off due to collectability.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2014 and 2013, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2014 consisted of $17,000 in cash and cash equivalents, investments in Local Limited Partnerships of $4,516,000 (See “Method of Accounting for Investments in Local Limited Partnership”), and $32,000 in other assets. Liabilities at September 30, 2014 consisted of $474,000 of payables to Local Limited Partnerships, and $2,697,000 in accrued fees and expenses due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013 The Partnership’s net loss for the three months ended September 30, 2014 was $1,362,000, reflecting an increase of $1,028,000 from the $334,000 net loss experienced for the three months ended September 30, 2013. Write offs of advances to Local Limited Partnerships increased by $918,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The advances made to Local Limited Partnerships, and the probability of collection can vary each period depending on the operations of the individual Local Limited Partnerships.  Legal and accounting fees increased by $82,000 during the three months ended in September 30, 2014. The increase was due to legal expenses related to the Appellate Hearing with the IRS regarding LIHTC’s for Pleasant Village and Grove Village.  Asset management expenses increased $7,000 during the three months ended September 30, 2014. The asset management expenses increased due to site visits performed at Pleasant Village from asset managers during the three months ended September 30, 2014. The equity in losses of Local Limited Partnerships increased by $6,000 for the three months ended September 30, 2014. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. In addition, other expenses increased by 15,000 during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in other expenses was mainly due to consulting expenses incurred for Grove Village and Pleasant Village during the three months ended September 30, 2014.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013 The Partnership’s net loss for the six months ended September 30, 2014 was $2,271,000, reflecting a decrease of $76,000 from the $2,347,000 net loss experienced for the six ended September 30, 2013. Legal and accounting fees increased by $118,000 during the six months ended September 30, 2014. The increase was due to legal expenses related to the Appellate Hearing with the IRS regarding the LIHTC’s for Pleasant Village and Grove Village. Write offs of advances to Local Limited Partnerships increased by $918,000 for the six months ended September 30, 2014 compared to the six months ended September 30, 2013 as discussed above.  Impairment loss decreased by $1,148,000 for the six months ended September 30, 2014 compared to the six months ended September 30, 2013.  Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership.  Asset management expenses increased by $13,000 during the six months ended September 30, 2014 due to site visits performed at Pleasant Village by asset managers during the six months ended September 30, 2014. The equity in losses of Local Limited Partnerships increased by $11,000 for the six months ended September 30, 2014.  Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Also, amortization decreased by $16,000 during the six months ended September 30, 2014 due to impairment of intangibles decreasing future amortization expense. Other expenses increased by $27,000 during the six months ended September 30, 2014, mainly due to consulting expenses incurred for Grove Village and Pleasant Village.

Liquidity and Capital Resources

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013  The decrease in cash during the six months ended September 30, 2014 was $1,000 compared to a $143,000 decrease in cash during the six months ended September 30, 2013. During the six months ended September 30, 2014, the Partnership advanced $793,000 to Local Limited Partnerships compared to $140,000 advanced during the six months ended September 30, 2013.  The advances to troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnership. During the six months ended September 30, 2013, the Partnership reimbursed the General Partner or an affiliate $541,000 for operating expenses paid on its behalf compared to $10,000 reimbursed during the six months ended September 30, 2014.  During the six months ended September 30, 2014 the Partnership received $646,000 of advances from the General Partner or affiliates. The funds were used to make advances to Local Limited Partnerships that were experiencing operational issues.  Litigation settlement proceeds of $2,000,000 was received during the nine months ended September 30, 2014, which was in turn used to reimburse the General Partner or an affiliate for advances owed. Additionally, during the six months ended September 30, 2014, the Partnership received $1,000 in distributions compared to $2,000 received during the six months ended September 30, 2013. Distributions fluctuate from year to year due to the fact that Local Limited Partnership may pay those fees to the Partnership when the Local Limited Partnerships' cash flows will allow for the payment.

During the six months ended September 30, 2014, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, decreased by $851,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2014, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through January 31, 2016.

Recent Accounting Changes

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.

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

Grove Village Limited Partnership (“Grove Village”) and Pleasant Village Limited Partnership (“Pleasant Village”) (collectively, "the properties"), both Texas limited partnerships in which the Partnership is a Limited Partner, were audited by the Internal Revenue Service (“IRS”) for tax years 2007, 2008 and 2009.  In its findings of those audits, the IRS asserted that the Low Income Housing Tax Credits (“LIHTCs”) for the properties should not have been claimed for those three years even though the Local General Partner for each of the properties represented on the tax returns that the taking of the LIHTCs was permissible.  The Partnership received notification that the IRS Appeals Division ruled in favor of the IRS findings.  The Partnership filed a Petition for Readjustment with the United States Tax Court for Pleasant Village. The Partnership did not file with the Tax Court for Grove Village.  The Partnership expects that there will be a recapture of the LIHTCs taken for those years for Grove Village. In the event the Partnership is not successful with the Tax Court, management believes the maximum potential recapture for those years for both Grove Village and Pleasant Village would be $3,548,480, or $169 per Partnership Unit, including interest and penalties. Currently the Partnership is working with third party consultants and Texas Department of Housing & Community Affairs (“TDHCA”) to get the Form 8609’s for Pleasant Village.  It is hopeful that 8609’s will be received prior to the determination of a Tax Court date.

The Local General Partner stopped making the mortgage payment for Grove Village and Pleasant Village in May 2013.  To prevent the lender from commencing a foreclosure action against the properties and thereby eliminating any possibility of the properties obtain LIHTCs Associates negotiated the purchase of notes. Due to Associates’ purchase of the notes the properties are currently not in risk of foreclosure due to non-payment of the monthly mortgage payments. Since October 2013, the Partnership and the Local General Partner have advanced $1,457,420 and $2,888,800 to Grove Village and Pleasant Village, respectively, to meet operating deficits, as well as renovation expense requirements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continue

In June 2013, the Partnership filed a lawsuit against the Local General Partner and the Guarantors.  Discussions have commenced with the Local General Partner’s insurance carrier on the negligence claims.  The Partnership settled with the Local General Partner on the contract claims for $2,000,000, which was applied against receivables due from Local Limited Partnerships during the nine months ended September 30, 2014.

The Partnership put Grove Village on the market and has received an executed Letter of Intent (“LOI”) from a potential purchaser. The Purchaser and the Partnership are working with TDHCA and HUD to obtain approval from the agencies for the potential sale. A transfer request and amendment to the Land Use Restriction Agreement (the “Bond LURA”) have been submitted. Both parties are targeting to close the transaction by January 31, 2015.  The timing of agency approvals could alter the anticipated closing date of the potential disposition.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2014 and September 30, 2013, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the six months ended September 30, 2014, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2014 and June 30, 2013 and (v) the Notes to Condensed Financial Statements.

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

By:  WNC National Partners, LLC    General Partner

By: /s/  Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: January 13, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senier Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: January 13, 2015