Form 10-Q
period 2014-12-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2015-07-21
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

 (714) 662-5565
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2014

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2014	March 31, 2014

ASSETS
Cash and cash equivalents	$14,798	$18,047
Investments in Local Limited Partnerships, net (Notes 2 and 3)	4,441,184	5,396,913
Due from affiliates, net (Note 5)	-	2,265,967
Other assets	31,757	6,500

Total Assets	$4,487,739	$7,687,427

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$474,328	$474,328
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	2,981,855	3,548,586

Total Liabilities	3,456,183	4,022,914

Partners’ Equity (Deficit):
General Partner	(17,078)	(14,445)
Limited Partners (25,000 Partnership Units authorized;
20,951 and 20,971, respectively, Partnership Units issued and outstanding)	1,048,634	3,678,958

Total Partners’ Equity (Deficit)	1,031,556	3,664,513

Total Liabilities and Partners’ Equity (Deficit)	$4,487,739	$7,687,427

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	2014		2013
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$3,558	$3,558	$3,558	$3,558

Operating expenses and loss:
Amortization (Note 2)	1,225	4,096	-	18,805
Asset management fees (Note 3)	40,901	122,703	40,901	122,703
Legal and accounting fees	67,817	266,936	43,821	125,289
Impairment loss (Note 1)	-	728,957	-	1,876,679
Write off of advances to Local
Limited Partnerships (Note 5)	170,880	1,229,390	1,063,677	1,204,050
Asset management expenses	5,785	20,437	14,702	16,092
Other	4,954	42,538	16,679	26,826

Total operating expenses and loss	291,562	2,415,057	1,179,780	3,390,444

Loss from operations	(288,004)	(2,411,499)	(1,176,222)	(3,386,886)

Equity in losses of Local
Limited Partnerships (Note 2)	(73,838)	(221,516)	(55,815)	(192,537)

Interest income	3	58	4	49

Net loss	$(361,839)	$(2,632,957)	$(1,232,033)	$(3,579,374)

Net loss allocated to:
General Partner	$(362)	$(2,633)	$(1,232)	$(3,579)

Limited Partners	$(361,477)	$(2,630,324)	$(1,230,801)	$(3,575,795)

Net loss per Partnership Unit	$(17)	$(126)	$(59)	$(171)

Outstanding weighted Partnership Units	20,951	20,951	20,971	20,971

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2014
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2014	$(14,445)	$3,678,958	$3,664,513

Net loss	(2,633)	(2,630,324)	(2,632,957)

Partners’ equity (deficit) at December 31, 2014	$(17,078)	$1,048,634	$1,031,556

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	2014	2013

Cash flows from operating activities:
Net loss	$(2,632,957)	$(3,579,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	4,096	18,805
Equity in losses of Local Limited Partnerships	221,516	192,537
Increase in other assets	(25,257)	-
Impairment loss	728,957	1,876,679
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(63,432)	280,911
Write off of advances to Local Limited Partnerships	1,229,390	1,204,050

Net cash used in operating activities	(537,687)	(6,392)

Cash flows from investing activities:
Advances to Local Limited Partnerships	(963,423)	(1,204,050)
Reimbursement of advances made to Local Limited Partnerships	2,000,000	-
Distributions received from Local Limited Partnerships	1,160	2,250

Net cash provided by (used in) investing activities	1,037,737	(1,201,800)

Cash flows from financing activities:
Advances received from General Partner and affiliates	811,140	1,063,676
Reimbursement of advances received from General Partner and affiliates	(1,314,439)	-

Net cash provided by (used in) financing activities	(503,299)	1,063,676

Net decrease in cash and cash equivalents	(3,249)	(144,516)

Cash and cash equivalents , beginning of period	18,047	161,924

Cash and cash equivalents , end of period	$14,798	$17,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit.  The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. As of December 31, 2014 and March 31, 2014, a total of 20,951 and 20,971 Partnership Units, respectively, remain outstanding.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2016.

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

With that in mind, as of December 31, 2014, except as indicated in the following two paragraphs, the General Partner has not begun reviewing the Housing Complexes for potential disposition, since none of the Housing Complexes have completed the Compliance Period.  Once the Housing Complexes have done so, the review will take into consideration many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

Subsequent to December 31, 2014, the underlying Housing Complex of Grove Village Limited Partnership (“Grove Village”) was sold resulting in the termination of the Partnership’s Local Limited Partnership interest. Grove Village was appraised for $1,700,000 and had a mortgage note balance of $5,756,079 as of December 31, 2013. The sale price was $1,690,000, of which approximately $99,000 was used for third party brokerage fees, $239,000 was used for liens held by the City of Dallas for past due water and sewer fees, $36,000 was used for corporate liens, $77,000 was used for liens in litigation, $8,000 was paid to TDHCA, $129,000 was used to pay past due property taxes, $60,000 was used to pay past due payables, and $10,000 was used for prorated prepaid rents. Lastly there was $100,000 to remain in escrow for 60 days for any unforeseen payables or liens are brought forward.   After a deduction of $7,944 in escrow expenses, $92,056 was reimbursed to the Partnership in April 2015.   Of the balance, $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,756,079, the note had been acquired by Associates for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The difference between $5,756,079 and $625,000 is cancelation of debt income and will flow through to the investors as such. It will appear on the 2015 Forms K-1, as will all results of the sale. The real estate sale resulted in proceeds of $306,244 available to the Partnership. Theses proceeds are being held in the Partnership’s reserves and no distributions to partners are expected. The Partnership has incurred $43,509 approximately in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance in Grove Village immediately prior to the sale was zero; and $99,130 of capital contributions payable were written off resulting in a gain of $361,865. Additional gains could be recognized due to the cancellation of debt income. Due the fact that 8609’s were never obtained for Grove Village there is no applicable Compliance Period.

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income. As of December 31, 2014, four of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2014 and March 31, 2014, the Partnership had $14,135 and $17,217 in cash equivalents, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the nine months ended December 31, 2014 and 2013 was $4,096 and $18,805, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the nine months ended December 31, 2014 and 2013, impairment loss related to investments in Local Limited Partnerships was $696,069 and $568,391, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the nine months ended December 31, 2014 and 2013, an impairment loss of $32,888 and $1,308,288, respectively, was recorded against related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
(Unaudited)
NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2014 and March 31, 2014, the Partnership owns Local Limited Partnership interests in 8 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 598 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2014	For the Year Ended March 31, 2014
Investments per balance sheet, beginning of period	$5,396,913	$7,636,679
Distributions received from Local Limited Partnerships	(1,160)	-
Equity in losses of Local Limited Partnerships	(221,516)	(341,021)
Impairment loss	(728,957)	(1,876,679)
Amortization of acquisition fees and costs	(4,096)	(22,057)
Amortization of warehouse interest and costs	-	(9)
Investments per balance sheet, end of period	$4,441,184	$5,396,913

	For the Nine Months Ended December 31, 2014	For the Year Ended March 31, 2014
Investments in Local Limited Partnerships, net	$4,341,928	$5,260,673
Acquisition fees and costs, net of accumulated amortization of $2,466 and $4,891	99,256	136,240
Investments per balance sheet, end of period	$4,441,184	$5,396,913

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
(Unaudited)
NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenues	$3,408,000	$3,332,000

Expenses:
Interest expense	910,000	1,121,000
Depreciation and amortization	1,241,000	1,477,000
Operating expenses	1,854,000	2,808,000
Total expenses	4,005,000	5,406,000

Net loss	$(597,000)	$(2,074,000)
Net loss allocable to the Partnership	$(597,000)	$(2,073,000)
Net loss recorded by the Partnership	$(222,000)	$(193,000)

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

Troubled Housing Complexes

Davenport started construction in October 2006 and was scheduled to be completed in June 2008. Construction was delayed due to the original Local General Partner defaulting on his construction guarantee and resulting disputed mechanic liens on the property. In November 2008, Shelter Resource Corporation was admitted as a co-general partner, due to restrictions implemented by the Iowa Finance Authority (“IFA”) on the removal of the original general partner. Subsequently, with IFA’s approval, the defaulting original Local General Partner was removed from the Partnership leaving Shelter Resource Corporation as the sole Local General Partner.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Grove Village Limited Partnership (“Grove Village”) and Pleasant Village Limited Partnership (“Pleasant Village”), both Texas limited partnerships in which the Partnership is a limited partner, were audited by the Internal Revenue Service (“IRS”) for tax years 2007, 2008 and 2009. In its findings of those audits, the IRS asserted that the low income housing tax credits (“LIHTCs”) for Grove Village and Pleasant Village should not have been claimed for those three years. As of the year-end for each of tax years 2007, 2008, 2009, and 2010 the IRS Forms 8609 had not been issued by the Texas Department of Housing & Community Affairs (“TDHCA”), which is contrary to the representation made by the general partner (the “Local General Partner”) of Grove Village and Pleasant Village on their respective tax returns.

An Appellate Hearing with the IRS was held on June 27, 2013. Thereafter, the Partnership received notification that the IRS Appeals Division ruled in favor of the IRS findings. The Partnership filed a Petition for Readjustment with the United States Tax Court for Pleasant Village. The Partnership did not file with the Tax Court for Grove Village. The Tax Court noticed a trial date of June 22, 2015, which has been extended to a date to be determined this autumn.  In the event the Partnership is not successful with the Tax Court for those three years, management believes the maximum potential recapture for Pleasant Village would be $1,334,678, or $64 per Partnership Unit, which includes the estimated interest that would be charged.

In May 2013, the Local General Partner stopped making the mortgage payments for Grove Village and Pleasant Village without providing notice to the Partnership of its intent to do so. The lender issued a notice of default. To prevent the lender from commencing a foreclosure action against the properties and thereby eliminating any possibility of obtaining the Forms 8609 and the LIHTCs, WNC & Associates, Inc. negotiated the purchase of the notes from the lender. The risk of foreclosure by the original lender was eliminated by Associates’ purchase of the notes.

Since October 2013 (and ending on the sale date in the case of Grove Village), the Partnership and the Local General Partner have advanced approximately $1,482,000 and $3,035,000 to Grove Village and Pleasant Village, respectively. These funds were used to pay operating deficits, and to meet renovation expense requirements.

In June 2013, the Partnership filed a lawsuit against the Local General Partner and the guarantors of the LIHTCs. Discussions were commenced with the Local General Partner’s insurance carrier and counsel to determine whether a settlement of the claims could be reached. The Partnership settled with the Local General Partner regarding the contract claims for $2,000,000; on the Partnership’s books this amount was applied against receivables due from Local Limited Partnerships. The Partnership settled with the insurance carrier regarding the negligence claims for $1,300,000.  It is estimated that the proceeds will be received by the Partnership by July 31, 2015. The use of the proceeds is yet to be determined.

Subsequent to December 31, 2014, the underlying Housing Complex of Grove Village Limited Partnership (“Grove Village”) was sold resulting in the termination of the Partnership’s Local Limited Partnership interest. Grove Village was appraised for $1,700,000 and had a mortgage note balance of $5,756,079 as of December 31, 2013. The sale price was $1,690,000, of which approximately $99,000 was used for third party brokerage fees, $239,000 was used for liens held by the City of Dallas for past due water and sewer fees, $36,000 was used for corporate liens, $77,000 was used for liens in litigation, $8,000 was paid to TDHCA, $129,000 was used to pay past due property taxes, $60,000 was used to pay past due payables, and $10,000 was used for prorated prepaid rents. Lastly there was $100,000 to remain in escrow for 60 days for any unforeseen payables or liens are brought forward. After a deduction of $7,944 in escrow expenses, $92,056 was reimbursed to the Partnership in April 2015. Of the balance, $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,756,079, the note had been acquired by Associates for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The difference between $5,756,079 and $625,000 is cancelation of debt income and will flow through to the investors as such. It will appear on the 2015 Forms K-1, as will all results of the sale. The real estate sale resulted in proceeds of $306,244 available to the Partnership. Theses proceeds are being held in the Partnership’s reserves and no distributions to partners are expected. The Partnership has incurred $43,509 approximately in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance in Grove Village immediately prior to the sale was zero; and $99,130 of capital contributions payable were written off resulting in a gain of $361,865. Additional gains could be recognized due to the cancellation of debt income.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
(Unaudited)
NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Inasmuch as the Forms 8609 were never issued to Grove Village, there will be a recapture of the LIHTCs taken. The LIHTCs for Grove Village for 2007-2010 totaled approximately $1,590,000 and the estimated interest that will be imposed under the Internal Revenue Code and Treasury Regulations is approximately $426,000. The total of approximately $2,016,000 equates to $96 per Partnership Unit. The Partnership is currently working with its outside accounting firm to determine the manner in which this will appear on the Investors’ 2015 Forms K-1.  Following the determination the Partnership will communicate the manner to the Investors

In June 2015, the Partnership began receiving phone calls from some of its Investors regarding an IRS notice they received requesting a copy of the Investors’ 2007 tax returns (the “IRS Notice”). For most Investors, the statute of limitations for an IRS examination for 2007 likely has expired. The IRS Notice further stated that the Partnership had been the subject of an examination.

Long established IRS law requires the IRS to notify a limited partnership, through its tax matters partner, if it is conducting an examination of the limited partnership’s books and records. Please be advised that WNC National Partners, LLC (“WNC TMP”), as the tax matters partner of the Partnership, has not been notified by the IRS in this regard, nor has the Partnership opened its books and records to the IRS in an examination of its 2007 tax year. The examinations discussed in the forepart of this letter were of Grove Village and Pleasant Village, and not of the Partnership.

WNC TMP has left voice mail messages on the various phone numbers specified on the IRS Notices provided to the Partnership by the Investors who have done so. Later in June 2005, one of the specified IRS phone numbers on the IRS Notice was disconnected. The facts that the statute of limitations for tax year 2007 likely has expired for most Investors, the Partnership has not been notified or examined by the IRS, the IRS has not returned any phone calls to the Partnership, and one phone number for the Investors to make inquiries to the IRS has been disconnected, are all troubling.

The Partnership has retained outside tax counsel to pursue the IRS Notice matter in Washington, D.C. Counsel has made inquiries and awaits an explanation.

WNC TMP is providing this notice to all Investors now to make them aware of the above referenced information provided to the Partnership by some of the Investors. Even though WNC TMP and the Partnership do not have any specific information at this time, they believe this early notification is warranted due to the unusual circumstances of the IRS Notice.

The Partnership suggests that each Investor contact his or her own tax return preparer to make their own determination whether and how to respond to the IRS. If the Partnership or WNC TMP learns anything through tax counsel or otherwise that is definitive regarding the IRS Notice, WNC TMP will deliver the information to the Investors.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
(Unaudited)
NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,468,670. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. As of December 31, 2014, the acquisition fees were fully amortized or impaired.

(b)
A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships.  As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $2,466 and $4,891 as of December 31, 2014 and March 31, 2014, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition costs is recorded, the accumulated amortization is reduced to zero at that time.

(c)
An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $122,703 were incurred during each of the nine months ended December 31, 2014 and 2013.  No payments were made during the nine months ended December 31, 2014 and 2013.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $540,942 and $10,000 during the nine months ended December 31, 2014 and 2013, respectively.

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

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. If an impairment loss related to the financing costs and interest is recorded, the accumulated amortization is reduced to zero at that time. As of December 31, 2014, the financing costs and interest were fully amortized and impaired.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
(Unaudited)
NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(g)
Payables to the General Partner or affiliates amounting to $1,622,933 at December 31, 2014 represent advances that had been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to two Local Limited Partnerships which were experiencing operational issues.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2014	March 31, 2014

Asset management fee payable	$1,214,126	$1,091,423
Reimbursement for expenses paid by the General Partner or affiliates	144,797	330,932
Payable to General Partner or affiliates	1,622,932	2,126,231

Total	$2,981,855	$3,548,586

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $474,328 at December 31, 2014 and March 31, 2014, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnerships with its operational issues.

As of both December 31, 2014 and March 31, 2014, the Partnership advanced $759,336 to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

As of December 31, 2014, the Partnership advanced $809,968 and $2,419,422 to Grove Village, L.P., and Pleasant Village, L.P., respectively, in which the Partnership is a limited partner. During the nine months ended December 31, 2014, $155,378 and $808,045 was advanced to Grove Village, L.P. and Pleasant Village L.P., respectively. Settlement proceeds of $2,000,000 from the Local General Partner were applied against the advances during the nine months ended December 31, 2014. During the nine months ended December 31, 2014 and 2013, total advances of $1,229,390 and $1,204,050, respectively, were written off due to collectability.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
(Unaudited)
NOTE 6 – SUBSEQUENT EVENTS

Subsequent to December 31, 2014, the underlying Housing Complex of Grove Village Limited Partnership (“Grove Village”) was sold resulting in the termination of the Partnership’s Local Limited Partnership interest. Grove Village was appraised for $1,700,000 and had a mortgage note balance of $5,756,079 as of December 31, 2013. The sale price was $1,690,000, of which approximately $99,000 was used for third party brokerage fees, $239,000 was used for liens held by the City of Dallas for past due water and sewer fees, $36,000 was used for corporate liens, $77,000 was used for liens in litigation, $8,000 was paid to TDHCA, $129,000 was used to pay past due property taxes, $60,000 was used to pay past due payables, and $10,000 was used for prorated prepaid rents. Lastly there was $100,000 to remain in escrow for 60 days for any unforeseen payables or liens are brought forward.   After a deduction of $7,944 in escrow expenses, $92,056 was reimbursed to the Partnership in April 2015.   Of the balance, $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,756,079, the note had been acquired by Associates for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The difference between $5,756,079 and $625,000 is cancelation of debt income and will flow through to the investors as such. It will appear on the 2015 Forms K-1, as will all results of the sale. The real estate sale resulted in proceeds of $306,244 available to the Partnership. Theses proceeds are being held in the Partnership’s reserves and no distributions to partners are expected. The Partnership has incurred $43,509 approximately in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance in Grove Village immediately prior to the sale was zero; and $99,130 of capital contributions payable were written off resulting in a gain of $361,865. Additional gains could be recognized due to the cancellation of debt income.  Due the fact that 8609’s were never obtained for Grove Village there is no applicable Compliance Period.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2014 and 2013, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2014 consisted of $15,000 in cash, $32,000 in other assets and aggregate investments in Local Limited Partnerships of $4,441,000. Liabilities at December 31, 2014 consisted of $474,000 of payables to Local Limited Partnerships and $2,982,000 in accrued fees and expenses due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013 The Partnership’s net loss for the three months ended December 31, 2014 was $362,000, reflecting a decrease of $870,000 from the $1,232,000  net loss experienced for the three months ended December 31, 2013. Write offs of advances to Local Limited Partnerships decreased by $893,000 for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The advances made to Local Limited Partnerships, and the probability of collection, can vary each period depending on the operations of the individual Local Limited Partnerships. Legal and accounting fees increased by $24,000 during the three months ended in December 31, 2014. The increase was due to legal expenses related to the Appellate Hearing with the IRS regarding LIHTC’s for Pleasant Village and Grove Village. Asset management expenses decreased by $9,000 during the three months ended December 31, 2014. The asset management expenses decreased due to fewer site visits performed from asset managers during the three months ended December 31, 2014. The equity in losses of Local Limited Partnerships increased by $18,000 for the three months ended December 31, 2014. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. In addition, other expenses decreased by $12,000 during the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The decrease in other expenses was mainly due to a fewer consulting expenses incurred for Grove Village and Pleasant Village during the three months ended December 31, 2014.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. continued

Nine Months Ended December 31, 2014 Compared to the Nine Months Ended December 31, 2013 The Partnership’s net loss for the nine months ended December 31, 2014 was $2,633,000, reflecting a decrease of approximately $946,000 from the $3,579,000 net loss experienced for the nine months ended December 31, 2013.  Legal and accounting fees increased by $142,000 due to expenses related to the Appellate Hearing with the IRS regarding the LIHTC’s for Pleasant Village and Grove Village. Write offs of advances to Local Limited Partnerships increased by $25,000 for the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 as discussed above. Impairment loss decreased by $1,148,000 for the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. Asset management expenses increased by $4,000 during the nine months ended December 31, 2014 due to site visits performed at Pleasant Village by asset managers during the nine months ended December 31, 2014. The equity in losses of Local Limited Partnerships increased by $29,000 for the nine months ended December 31, 2014.  Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Also, amortization decreased by $15,000 during the nine months ended December 31, 2014 due to impairment of intangibles decreasing future amortization expense. Other expenses increased by $16,000 during the nine months ended December 31, 2014, mainly due to consulting expenses incurred for Grove Village and Pleasant Village.

Liquidity and Capital Resources

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013  The net decrease in cash and cash equivalents during the nine months ended December 31, 2014 was $3,000 compared to a net decrease in cash and cash equivalents during the nine months ended December 31, 2013 of $145,000. During the nine months ended December 31, 2014, the Partnership advanced $963,000 to Local Limited Partnerships compared to $1,204,000 advanced during the nine months ended December 31, 2013. The advances to troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. During the nine months ended December 31, 2014, the Partnership reimbursed the General Partner or an affiliate $541,000 for operating expenses paid on its behalf compared to $10,000 reimbursed during the nine months ended December 31, 2013. During the nine months ended December 31, 2014 the Partnership received $811,000 of advances from the General Partner or affiliates. The funds were used to make advances to Local Limited Partnerships that were experiencing operational issues. Litigation settlement proceeds of $2,000,000 were received during the nine months ended December 31, 2014, which was in turn used to reimburse the General Partner or an affiliate for advances owed. Additionally, during the nine months ended December 31, 2014, the Partnership received $1,000 in distributions compared to $2,000 received during the nine months ended December 31, 2013. Distributions fluctuate from year to year due to the fact that Local Limited Partnership may pay those fees to the Partnership when the Local Limited Partnerships' cash flows will allow for the payment.

During the nine months ended December 31, 2014, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, decreased by $567,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2014, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2015.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. continued

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

Grove Village Limited Partnership (“Grove Village”) and Pleasant Village Limited Partnership (“Pleasant Village”), both Texas limited partnerships in which the Partnership is a limited partner, were audited by the Internal Revenue Service (“IRS”) for tax years 2007, 2008 and 2009. In its findings of those audits, the IRS asserted that the low income housing tax credits (“LIHTCs”) for Grove Village and Pleasant Village should not have been claimed for those three years. As of the year-end for each of tax years 2007, 2008, 2009, and 2010 the IRS Forms 8609 had not been issued by the Texas Department of Housing & Community Affairs (“TDHCA”), which is contrary to the representation made by the general partner (the “Local General Partner”) of Grove Village and Pleasant Village on their respective tax returns.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continue

An Appellate Hearing with the IRS was held on June 27, 2013. Thereafter, the Partnership received notification that the IRS Appeals Division ruled in favor of the IRS findings. The Partnership filed a Petition for Readjustment with the United States Tax Court for Pleasant Village. The Partnership did not file with the Tax Court for Grove Village. The Tax Court noticed a trial date of June 22, 2015, which has been extended to a date to be determined this autumn.

In May 2013, the Local General Partner stopped making the mortgage payments for Grove Village and Pleasant Village without providing notice to the Partnership of its intent to do so. The lender issued a notice of default. To prevent the lender from commencing a foreclosure action against the properties and thereby eliminating any possibility of obtaining the Forms 8609 and the LIHTCs, WNC & Associates, Inc. negotiated the purchase of the notes from the lender. The risk of foreclosure by the original lender was eliminated by Associates’ purchase of the notes.

Since October 2013 (and ending on the sale date in the case of Grove Village), the Partnership and the Local General Partner have advanced approximately $1,482,000 and $3,035,000 to Grove Village and Pleasant Village, respectively. These funds were used to pay operating deficits, and to meet renovation expense requirements.

In June 2013, the Partnership filed a lawsuit against the Local General Partner and the guarantors of the LIHTCs. Discussions were commenced with the Local General Partner’s insurance carrier and counsel to determine whether a settlement of the claims could be reached. The Partnership settled with the Local General Partner regarding the contract claims for $2,000,000; on the Partnership’s books this amount was applied against receivables due from Local Limited Partnerships. The Partnership settled with the insurance carrier regarding the negligence claims for $1,300,000.  It is estimated that the proceeds will be received by the Partnership by July 31, 2015. The use of the proceeds is yet to be determined.

Subsequent to December 31, 2014, the underlying Housing Complex of Grove Village Limited Partnership (“Grove Village”) was sold resulting in the termination of the Partnership’s Local Limited Partnership interest. Grove Village was appraised for $1,700,000 and had a mortgage note balance of $5,756,079 as of December 31, 2013. The sale price was $1,690,000, of which approximately $99,000 was used for third party brokerage fees, $239,000 was used for liens held by the City of Dallas for past due water and sewer fees, $36,000 was used for corporate liens, $77,000 was used for liens in litigation, $8,000 was paid to TDHCA, $129,000 was used to pay past due property taxes, $60,000 was used to pay past due payables, and $10,000 was used for prorated prepaid rents. Lastly there was $100,000 to remain in escrow for 60 days for any unforeseen payables or liens are brought forward.   After a deduction of $7,944 in escrow expenses, $92,056 was reimbursed to the Partnership in April 2015.   Of the balance, $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,756,079, the note had been acquired by Associates for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The difference between $5,756,079 and $625,000 is cancelation of debt income and will flow through to the investors as such. It will appear on the 2015 Forms K-1, as will all results of the sale. The real estate sale resulted in proceeds of $306,244 available to the Partnership. Theses proceeds are being held in the Partnership’s reserves and no distributions to partners are expected. The Partnership has incurred $43,509 approximately in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance in Grove Village immediately prior to the sale was zero; and $99,130 of capital contributions payable were written off resulting in a gain of $361,865. Additional gains could be recognized due to the cancellation of debt income.

Inasmuch as the Forms 8609 were never issued to Grove Village, there will be a recapture of the LIHTCs taken. The LIHTCs for Grove Village for 2007-2010 totaled approximately $1,590,000 and the estimated interest that will be imposed under the Internal Revenue Code and Treasury Regulations is approximately $426,000. The total of approximately $2,016,000 equates to $96 per Partnership Unit. The Partnership is currently working with its outside accounting firm to determine the manner in which this will appear on the Investors’ 2015 Forms K-1.  Following the determination the Partnership will communicate the manner to the Investors

In June 2015, the Partnership began receiving phone calls from some of its Investors regarding an IRS notice they received requesting a copy of the Investors’ 2007 tax returns (the “IRS Notice”). For most Investors, the statute of limitations for an IRS examination for 2007 likely has expired. The IRS Notice further stated that the Partnership had been the subject of an examination.

Long established IRS law requires the IRS to notify a limited partnership, through its tax matters partner, if it is conducting an examination of the limited partnership’s books and records. Please be advised that WNC National Partners, LLC (“WNC TMP”), as the tax matters partner of the Partnership, has not been notified by the IRS in this regard, nor has the Partnership opened its books and records to the IRS in an examination of its 2007 tax year. The examinations discussed in the forepart of this letter were of Grove Village and Pleasant Village, and not of the Partnership.

WNC TMP has left voice mail messages on the various phone numbers specified on the IRS Notices provided to the Partnership by the Investors who have done so. Later in June 2005, one of the specified IRS phone numbers on the IRS Notice was disconnected. The facts that the statute of limitations for tax year 2007 likely has expired for most Investors, the Partnership has not been notified or examined by the IRS, the IRS has not returned any phone calls to the Partnership, and one phone number for the Investors to make inquiries to the IRS has been disconnected, are all troubling.

The Partnership has retained outside tax counsel to pursue the IRS Notice matter in Washington, D.C. Counsel has made inquiries and awaits an explanation.

WNC TMP is providing this notice to all Investors now to make them aware of the above referenced information provided to the Partnership by some of the Investors. Even though WNC TMP and the Partnership do not have any specific information at this time, they believe this early notification is warranted due to the unusual circumstances of the IRS Notice.

The Partnership suggests that each Investor contact his or her own tax return preparer to make their own determination whether and how to respond to the IRS. If the Partnership or WNC TMP learns anything through tax counsel or otherwise that is definitive regarding the IRS Notice, WNC TMP will deliver the information to the Investors.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.   Other Information

Item 1.   Legal Proceedings

Grove Village Limited Partnership (“Grove Village”) and Pleasant Village Limited Partnership (“Pleasant Village”) (collectively, "the properties"), both Texas limited partnerships in which the Partnership is a Limited Partner, were audited by the Internal Revenue Service (“IRS”) for tax years 2007, 2008 and 2009. In its findings of those audits, the IRS asserted that the Low Income Housing Tax Credits (“LIHTCs”) for the properties should not have been claimed for those three years even though the Local General Partner for each of the properties represented on the tax returns that the taking of the LIHTCs was permissible. The Partnership received notification that the IRS Appeals Division ruled in favor of the IRS findings. The Partnership filed a Petition for Readjustment with the United States Tax Court for Pleasant Village. The Partnership did not file with the Tax Court for Grove Village. The Partnership expects that there will be a recapture of the LIHTCs taken for those years for Grove Village. In the event the Partnership is not successful with the Tax Court, management believes the maximum potential recapture for those years for both Grove Village and Pleasant Village would be $3,548,480, or $169 per Partnership Unit, including interest and penalties. The Partnership has obtained the Form 8609’s for Pleasant Village.

As additional background, the Local General Partner stopped making the mortgage payment for Grove Village and Pleasant Village in May 2013. To prevent the lender from commencing a foreclosure action against the properties and thereby eliminating any possibility of obtaining LIHTCs, WNC & Associates, Inc. (“WNC”) negotiated the purchase of the notes from the lender. Due to the purchase of the notes by WNC the properties were not at risk of foreclosure due to non-payment of the monthly mortgage payments. Since October 2013, WNC advanced $1,534,968 and $3,144,422 to Grove Village and Pleasant Village, respectively, to meet operating deficits, as well as renovation expense requirements.

In June 2013, the Partnership filed a lawsuit against the Local General Partner and the Guarantors. The Partnership has now settled with the Local General Partner and its insurance carrier for $3,100,000. To date only $2,000,000 has been paid with the balance due by July 30, 2015. The money has been used in part to reimburse WNC and fund reserves at the Partnership level.

In January 2015, Grove Village was sold to an unrelated third party and the sale proceeds were used to pay the mortgage note and fund reserves at the Partnership level.

Item 1A.   Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.   Defaults Upon Senior Securities

NONE

Item 4.   Mine Safety Disclosures

NOT APPLICABLE

Item 5.   Other Information

NONE

Item 6.   Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2014 and 2013, (iii) the Condensed Statements of Partners’ Equity (Deficit) for the nine months ended December 31, 2014 (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2014 and 2013 and (v) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

By:	WNC National Partners, LLC	General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: July 21, 2015

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.
Date: July 21, 2015