Form 10-K
period 2015-03-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2016-03-24
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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
Yes_____ No ___X__

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
Yes    X      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__ Smaller reporting company_____

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

NONE

PART 1.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund, VI, L.P., Series 13, a California Limited Partnership (the "Partnership"), was formed on February 7, 2005 under the laws of the State of California, and commenced operations on December 14, 2005.  The Partnership was formed to invest primarily in other limited partnerships or limited liability companies (the “Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership or operating agreement (the “Local Limited Partnership Agreement”).

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit.  The required minimum offering amount of $1,400,000 was achieved by December 14, 2005.  Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.”  As of March 31, 2015 and 2014, a total of 20,951 and 20,971, respectively, Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits.  The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.  This offering was closed on September 21, 2006.

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

The Partnership originally invested in ten Local Limited Partnerships, three of which have been sold or otherwise disposed of as of March 31, 2015. Each of these Local Limited Partnerships owns or owned a Housing Complex that is eligible for the Federal Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low or moderate income housing.

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

The following table reflects the end of the ten-year credit period and the fifteen-year Compliance Period of each remaining Housing Complex:

Local Limited Partnership Name	Expected last year of credit delivery	15-year Expiration Date

909 4th YMCA, L.P.	2010	2014
Crestview Housing, L.P.	2022	2022
Davenport Housing VII, L.P.	2020	2024
FDI-Country Square, LTD	2017	2021
FDI-Park Place, LTD	2017	2021
Head Circle, L.P.	2016	2020
Pleasant Village, L.P.	2017	2021

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

During the year ended March 31, 2015, the underlying Housing Complex of Grove Village Limited Partnership (“Grove Village”) was sold resulting in the termination of the Partnership’s Local Limited Partnership interest. Grove Village was appraised for $1,700,000 and had a mortgage note balance of $5,756,079 as of December 31, 2013. The sale price was $1,690,000, of which approximately $99,000 was used for third party brokerage fees, $239,000 was used for liens held by the City of Dallas for past due water and sewer fees, $36,000 was used for corporate liens, $77,000 was used for liens in litigation, $8,000 was paid to TDHCA, $129,000 was used to pay past due property taxes, $60,000 was used to pay past due payables, and $10,000 was used for prorated prepaid rents. Lastly there was $100,000 to remain in escrow for 60 days for any unforeseen payables or liens are brought forward. After a deduction of $7,944 in escrow expenses, $92,056 was reimbursed to the Partnership in April 2015. Of the balance, $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,756,079, the note had been acquired by Associates for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The difference between $5,756,079 and $625,000 is cancelation of debt income and will flow through to the investors as such. It will appear on the 2015 Forms K-1, as will all results of the sale. To date, proceeds of $409,495 have been received by the Partnership, of which $306,244 was received during the year ended March 31, 2015. These proceeds are being held in the Partnership’s reserves and no distributions to partners are expected. The Partnership has incurred $43,509 approximately in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance in Grove Village immediately prior to the sale was zero; and $99,130 of capital contributions payable were written off resulting in a gain of $361,865. Additional gains could be recognized due to the cancellation of debt income. Due the fact that 8609’s were never obtained for Grove Village there is no applicable Compliance Period.

Subsequent to March 31, 2015, the Partnership entered into an Agreement to Gift with The Young Men’s Christian Association of Greater Seattle, a nonprofit corporation, for its Local Limited Partnership interest in 909 4th YMCA Limited Partnership (“909 4th”).  909 4th was appraised for $8,700,000 with an effective date in January 2015. The Partnership received reimbursements of $2,400 for appraisal expenses, $5,120 for legal fees, and $1,600 for sale valuation services. The Partnership incurred $2,660 of sales related expenses which were netted against the reimbursements from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of $6,460 was recorded during the period. The Compliance Period for 909 4th has expired so there is no risk of tax credit recapture to the investors.

Subsequent to March 31, 2015, the underlying Housing Complex of Pleasant Village Limited Partnership (“Pleasant Village”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. Pleasant Village was appraised for $1,800,000 and had a mortgage note balance of $5,344,000 as of December 31, 2014. The sale price was $2,450,000,of which $109,000 was used for third party brokerage fees, $22,000 was used for  the LIHTC recapture bond, $9,000 was paid to TDHCA, $235,000 was used to pay past due property taxes, $32,000 was used for prorated prepaid rents, and $10,000 was used to pay title fees, escrow fees and sale related expenses. Lastly there was $272,000 to remain in escrow for up to 90 days for any unforeseen payables or liens that are brought forward. Sale proceeds of $1,760,418 was reimbursed to the Partnership, in which $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,756,079, the note had been acquired by Pleasant Village Lending Partner, LLC for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The remaining $1,135,418 is being held in the Partnership’s reserves and no distributions to partners are expected due to the fact that the Partnerships liabilities exceed the cash received. The Partnership has incurred approximately $8,000 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale.

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

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships.    In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values equal to or less than the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships.  As of March 31, 2015, 2014 and 2013, the Partnership had reduced the carrying amount to $0 with respect to three, four and three of its investments, respectively.

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

For each of the years ended March 31, 2015, 2014 and 2013, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2015, 2014 and 2013, impairment loss related to investments in Local Limited Partnerships was $728,957, $1,876,679 and $339,689, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner and the capital contributions payable to Local Limited Partnerships.  The asset management fees payable increased by approximately $156,000, $164,000 and $164,000 for the years ended March 31, 2015, 2014 and 2013, respectively. The payables due to the Local Limited Partnerships increased (decreased) by approximately $(99,000), $0, and $0, for the years ended March 31, 2015, 2014 and 2013, respectively.  The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships.  The future annual asset management fees will equal approximately $116,000 per year through the termination of the Partnership, which must occur no later than December 31, 2070.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing contractual obligations  and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2016.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2015		As of December 31, 2014
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
909 4th YMCA, L.P. (3)	Seattle, Washington	YMCA of Greater Seattle	$508,000	$508,000	20	$686,000	$-

Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	1,973,000	1,885,000	24	2,268,000	684,000

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	4,744,000	4,499,000	20	6,029,000	530,000

FDI-Country Square, LTD.	Lone Star, Texas	Fieser Holdings, Inc.	605,000	605,000	24	823,000	579,000

FDI-Park Place, LTD.	Bellville, Texas	Fieser Holdings, Inc.	758,000	758,000	40	1,068,000	1,072,000

Grove Village, L.P. (2)	Dallas, Texas	Walker Guardian LLC	N/A	N/A	232	-	5,464,000

Head Circle, L.P.	Ruleville, Mississippi	SEMC, Inc.	464,000	464,000	38	657,000	1,362,000

Pleasant Village, L.P. (3)	Dallas, Texas	Walker Guardian LLC	2,850,000	2,808,000	200	3,721,000	5,344,000

			$11,902,000	$11,527,000	598	$15,252,000	$15,035,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if the Housing Complexes are retained and rented in compliance with credit rules for the Compliance Period.  Approximately 73% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships.

(2) The Local Limited Partnership was disposed of subsequent to December 31, 2014, but prior to March 31, 2015.

(3) The Local LimitedPartnership was disposed of subsequent to March 31, 2015.

	For the year ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

909 4th YMCA, L.P. (2)	$679,000	$125,000	99.98%

Crestview Housing, L.P.	121,000	205,000	99.98%

Davenport Housing VII, L.P.	116,000	(180,000)	99.98%

FDI-Country Square, LTD.	141,000	(13,000)	99.98%

FDI-Park Place, LTD.	187,000	(26,000)	99.98%

Grove Village, L.P. (1)	849,000	(2,912,000)	99.98%

Head Circle, L.P.	282,000	(40,000)	99.98%

Pleasant Village, L.P. (2)	1,299,000	(1,782,000)	99.98%

	$3,674,000	$(4,623,000)

(1)	The Local Limited Partnership was disposed of subsequent to December 31, 2014, but prior to March 31, 2015.

(2)	The Local Limited Partnership was sold subsequent to March 31, 2015.

WNC Housing Tax Credit Fund VI, L.P., Series 13
			Occupancy Rates As of December 31,

Local Limited Partnership Name	Location	General Partner Name	2014	2013	2012	2011	2010

909 4th YMCA, L.P.	Seattle, Washington	YMCA of Greater Seattle	85%	80%	100%	100%	95%

Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	96%	96%	100%	100%	92%

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	100%	100%	100%	95%	95%

FDI-Country Square, LTD.	Lone Star, Texas	Fieser Holdings, Inc.	100%	88%	100%	96%	100%

FDI-Park Place, LTD.	Bellville, Texas	Fieser Holdings, Inc.	83%	85%	75%	95%	93%

Fernwood Meadows, L.P.	Fernley, Nevada	Fernwood Meadow, LLC	N/A	N/A	N/A	N/A	N/A

Grove Village, L.P.	Dallas, Texas	Walker Guardian LLC	48%	46%	**	74%	94%

Head Circle, L.P.	Ruleville, Mississippi	SEMC, Inc.	97%	100%	100%	95%	100%

Pleasant Village, L.P.	Dallas, Texas	Walker Guardian LLC	85%	65%	80%	76%	91%

Sierra’s Run, L.P.	Fernley, Nevada	Sierra Run, LLC	N/A	N/A	N/A	N/A	N/A
			73%	65%	86%	81%	94%

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

(b)	At March 31, 2015, there were 959 Limited Partners, and there were no assignees of Partnership Units who were not admitted as Limited Partners.

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

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2015.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2015	2014	2013	2012	2011
ASSETS

Cash and cash equivalents	$325,510	$18,047	$161,924	$182,459	$2,357,819
Investments in Local Limited Partnerships, net	4,648,056	5,396,913	7,636,679	8,318,507	8,956,651
Due from affiliates, net	-	2,265,967	-	-	-
Other Asset	-	6,500	-	-	-

Total Assets	$4,973,566	$7,687,427	$7,798,603	$8,500,966	$11,314,470

LIABILITIES

Payables to Local Limited Partnerships	$375,198	$474,328	$474,328	$474,328	$2,598,328
Accrued fees and expenses due to General Partner and affiliates	3,341,534	3,548,586	1,018,170	768,308	619,219

Total Liabilities	3,716,732	4,022,914	1,492,498	1,242,636	3,217,547

PARTNERS’ EQUITY	1,256,834	3,664,513	6,306,105	7,258,330	8,096,923

Total Liabilities and Partners’ Equity	$4,973,566	$7,687,427	$7,798,603	$8,500,966	$11,314,470

Selected results of operations, cash flows, and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2015	2014	2013	2012	2011
Loss from operations (Note 1)	$(2,755,058)	$(2,300,623)	$(678,906)	$(485,542)	$(349,683)
Equity in losses of Local Limited Partnerships	(14,547)	(341,021)	(273,439)	(353,492)	(713,926)
Gain on sale of Local Limited Partnerships	361,865	-	-	-	85,349
Interest income	61	52	120	441	3,142
Net loss	$(2,407,679)	$(2,641,592)	$(952,225)	$(838,593)	$(975,118)

Net loss allocated to:
General Partner	$(2,408)	$(2,642)	$(952)	$(839)	$(975)

Limited Partners	$(2,405,271)	$(2,638,950)	$(951,273)	$(837,754)	$(974,143)

Net loss per Partnership Unit	$(114.80)	$(125.84)	$(45.36)	$(39.93)	$(46.43)

Outstanding Weighted Partnership Units	20,951	20,971	20,971	20,981	20,981

Note 1 – Loss from operations for the years ended March 31, 2015, 2014, 2013, 2012 and 2011 includes a charge for impairment losses on investments in Local Limited Partnerships of $728,957 , $1,876,679, $339,689, $215,952, and $82,672, respectively (see Note 2 to the audited financial statements).

		For the Years Ended March 31,
	2015	2014	2013	2012	2011
Net cash provided by (used in):
Operating activities	$(490,559)	$(4,141)	$(20,535)	$(51,360)	$(569,457)
Investing activities	1,194,631	(2,265,967)	-	(2,124,000)	2,248,640
Financing activities	(396,609)	2,126,231	-	-	-

Net change in cash and cash equivalents	307,463	(143,877)	(20,535)	(2,175,360)	1,679,183

Cash and cash equivalents, beginning of period	18,047	161,924	182,459	2,357,819	678,636

Cash and cash equivalents, end of period	$325,510	$18,047	$161,924	$182,459	$2,357,819

Low Income Housing Tax Credits per Partnership Unit were as follows for the year and period ended December 31:

	2014	2013	2012	2011	2010

Federal	$51	51	51	51	88
State	-	-	-	-	-

Total	$51	51	51	51	88

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

Financial Condition

The Partnership’s assets at March 31, 2015 consisted of $326,000 in cash and cash equivalents and investments in Local Limited Partnerships of $4,648,000 (See “Method of Accounting for Investments in Local Limited Partnerships). Liabilities at March 31, 2015 consisted of $375,000 of payables due to Local Limited Partnerships and $3,342,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014 The Partnership’s net loss for the year ended March 31, 2015 of  $2,408,000, reflecting a decrease of $234,000 from the net loss experienced for the year ended  March 31, 2014 of $2,642,000. The decrease in net loss is partially due to an increase of $362,000 in gain on sale of Local Limited Partnership for the year ended March 31, 2015.  The gain and loss on sale of Local Limited Partnerships will vary from period to period depending on the values and sale prices of the housing complexes that have been identified for disposition and the closing dates of such transactions. There was an increase in accounting and legal fees of $294,000 for the year ended March 31, 2015 compared to the year ended March 31, 2014.  Legal and accounting expenses increased due to expenses related to the Appellate Hearing with the IRS regarding LIHTC’s for Pleasant Village and Grove Village.  Asset management fees decreased by $8,000 during the year ended March 31, 2015. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Also, amortization decreased by $17,000 during the year ended March 31, 2015 due to the fact that intangibles were partially impaired during the first quarter, therefore decreasing the future amortization expense. Asset management expenses decreased by $7,000 during the year ended March 31, 2015. The asset management expenses vary from period to period depending on the number of site visits performed to the Local Limited Partnership from asset managers during the year.  Impairment loss decreased by $1,148,000 for the year ended March 31, 2015. Impairment loss varies from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. Additionally, there was a $1,334,000 increase in write off of advances to Local Limited Partnership for the year ended March 31, 2015. The advances made to Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  The write off of other assets increased by $3,000 during the year ended March 31, 2015. Capitalized costs from potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties. Equity in losses decreased by $326,000 for the year ended March 31, 2015 due to operations of the underlying Housing Complexes fluctuating form period to period. Reporting fees increased by $2,000 and distribution income decreased by $1,000 for the year ended March 31, 2015 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The Partnership’s net loss for the year ended March 31, 2014 of  $2,642,000, reflecting an increase of $1,690,000 from the net loss experienced for the year ended  March 31, 2013 of  $952,000. The increase in net loss is partially due to an increase of $75,000 in legal and accounting fees for the year ended March 31, 2014.  Legal and accounting expenses increased due to expenses related to the Appellate Hearing with the IRS regarding LIHTC’s for Pleasant Village and Grove Village. Asset management expenses increased by $31,000 during the year ended March 31, 2014. The asset management expenses increased due to site visits performed to Pleasant Village from asset managers during the year ended March 31, 2014. Impairment loss increased by $1,537,000 for the year ended March 31, 2014. Impairment loss varies from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. Also, amortization decreased by $47,000 during the year ended March 31, 2014 due to the fact that intangibles were partially impaired during the first quarter, therefore decreasing the future amortization expense. During the year ended March 31, 2014 other expenses increased by $37,000 due to consulting expenses incurred for Grove Village and Pleasant Village. Additionally, there was a $15,000 decrease in write off of advances to Local Limited Partnership for the year ended March 31, 2014. The advances made to Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.   Equity in losses increased by $68,000 for the year ended March 31, 2014 due to operations of the underlying Housing Complexes fluctuating form period to period. Reporting fees decreased by $4,000 and distribution income increased by $1,000 for the year ended March 31, 2014 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014 The net increase in cash during the year ended March 31, 2015 was 307,000 compared to a net decrease in cash during the year ended March 31, 2014 of $144,000. The change was partially due to the $263,000 net proceeds received for the disposition of the Local Limited Partnerships during the year ended March 31, 2015. Proceeds from sale of Local Limited Partnerships will vary from period to period depending on the values and sale prices of the housing complexes that have been identified for disposition and the closing dates of such transactions. During the year ended March 31, 2015 the Partnership advanced $1,068,000 to Local Limited Partnerships compared $2,266,000 advanced during the year ended March 31, 2014. The advances made to troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The Partnership paid $541,000 to the General Partner or an affiliate as reimbursement for operating expenses that were paid on the Partnership’s behalf during the year ended March 31, 2015 compared to the $10,000 reimbursed during the year ended March 31, 2014. During the year ended March 31, 2015, the Partnership received $918,000 of advances from the General Partner or affiliate compared to $2,126,000 received during the year ended March 31, 2014. The funds were used to make advances to the Local Limited Partnerships that were experiencing operational issues. Litigation settlement proceeds of $2,000,000 were received during the year ended March 31, 2015. In addition, the Partnership reimbursed the General Partner or affiliates $1,314,000 during the year ended March 31, 2015 for advances that had been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to two Local Limited Partnerships which were experiencing operational issues. Reporting fees increased by $2,000 and distribution income decreased by $1,000 for the year ended March 31, 2015. The Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for payments.

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The net decrease in cash during the year ended March  31, 2014 was $144,000 compared to a net decrease in cash during the year ended March 31, 2014 of $21,000. The change was due primarily to the fact that during the year ended March 31, 2014 the Partnership advanced $2,266,000 to Local Limited Partnerships compared $15,000 advanced during the year ended March 31, 2013. The advances made to troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The Partnership paid $10,000 to the General Partner or an affiliate as reimbursement for operating expenses that were paid on the Partnership’s behalf during the year ended March 31, 2014 compared to the $15,000 reimbursed during the year ended March 31, 2013. During the year ended March 31, 2014, the Partnership received $2,126,000 of advances from the General Partner or affiliate. The funds were used to make advances to the Local Limited Partnerships that were experiencing operational issues. Reporting fees decreased by $4,000 and distribution income increased by $1,000 for the year ended March 31, 2014. The Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for payments.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased (decreased) by approximately $(207,000), $2,530,000, and $250,000, for the years ended March 31, 2015, 2014 and 2013, respectively.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2016.

Other Matters

Davenport started construction in October 2006 and was scheduled to be completed in June 2008. Construction was delayed due to the original Local General Partner defaulting on his construction guarantee, and resulting in disputed mechanic liens on the property. In November 2008, a co-Local General Partner, Shelter Resource Corporation, was admitted into the Partnership, due to restrictions implemented by the Iowa Finance Authority (“IFA”). Subsequently, with IFA’s approval, the defaulting original Local General Partner was removed from the Partnership leaving Shelter Resource Corporation as the sole Local General Partner.

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

An Appellate Hearing with the IRS was held on June 27, 2013. Thereafter, the Partnership received notification that the IRS Appeals Division ruled in favor of the IRS findings. The Partnership filed a Petition for Readjustment with the United States Tax Court for Pleasant Village. The Partnership did not file with the Tax Court for Grove Village. The Tax Court noticed a trial date of June 22, 2015, which has been extended to a date to be. The IRS US Attorney requested the Partnership to provide the IRS with documents sufficient to support the Partnership’s position to maintain the 2007, 2008 and 2009 tax credits.  The US Attorney will review the information and determine if a decision can be made without going to trial.  Counsel for the Partnership provided the IRS with the requested documents.

In May 2013, the Local General Partner stopped making the mortgage payments for Grove Village and Pleasant Village without providing notice to the Partnership of its intent to do so. The lender issued a notice of default. To prevent the lender from commencing a foreclosure action against the properties and thereby eliminating any possibility of obtaining the Forms 8609 and the LIHTCs,  WNC National Partners, LLC (“General Partner”), the general partner of the Partnership, sought to protect the Partnership’s investment in Grove Village and Pleasant Village and purchased the mortgage loans to prevent foreclosure.

In June 2013, the Partnership filed a lawsuit against the Local General Partner and the guarantors of the LIHTCs. Discussions were commenced with the Local General Partner’s insurance carrier and counsel to determine whether a settlement of the claims could be reached. The Partnership settled with the Local General Partner regarding the contract claims for $2,000,000; on the Partnership’s books this amount was applied against receivables due from Local Limited Partnerships. The Partnership settled with the insurance carrier regarding the negligence claims and $1,300,000 was received in August 2015. This amount was applied against advance payable that had been made to the Partnership by the General Partner or affiliates.

During the year ended March 31, 2015, the underlying Housing Complex of Grove Village Limited Partnership (“Grove Village”) was sold resulting in the termination of the Partnership’s Local Limited Partnership interest. Grove Village was appraised for $1,700,000 and had a mortgage note balance of $5,756,079 as of December 31, 2013. The sale price was $1,690,000, of which approximately $99,000 was used for third party brokerage fees, $239,000 was used for liens held by the City of Dallas for past due water and sewer fees, $36,000 was used for corporate liens, $77,000 was used for liens in litigation, $8,000 was paid to TDHCA, $129,000 was used to pay past due property taxes, $60,000 was used to pay past due payables, and $10,000 was used for prorated prepaid rents. Lastly there was $100,000 to remain in escrow for 60 days for any unforeseen payables or liens are brought forward. After a deduction of $7,944 in escrow expenses, $92,056 was reimbursed to the Partnership in April 2015. Of the balance, $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,756,079, the note had been acquired by Associates for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The difference between $5,756,079 and $625,000 is cancelation of debt income and will flow through to the investors as such. It will appear on the 2015 Forms K-1, as will all results of the sale. To date, proceeds of $409,495 have been received by the Partnership, of which $306,244 was received during the year ended March 31, 2015. These proceeds are being held in the Partnership’s reserves and no distributions to partners are expected. The Partnership has incurred $43,509 approximately in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance in Grove Village immediately prior to the sale was zero; and $99,130 of capital contributions payable were written off resulting in a gain of $361,865. Additional gains could be recognized due to the cancellation of debt income. Due the fact that 8609’s were never obtained for Grove Village there is no applicable Compliance Period.

Inasmuch as the Forms 8609 were never issued to Grove Village, there will be a recapture of the LIHTCs taken. The LIHTCs for Grove Village for 2007-2010 totaled approximately $1,590,000 and the estimated interest that will be imposed under the Internal Revenue Code and Treasury Regulations is approximately $426,000. The total of approximately $2,016,000 equates to $96 per Partnership Unit. In June 2015, the Investors received tax due notices from the IRS for the LIHTCs (with interest) allocated to each Limited Partner relative to Grove Village for tax years 2007, 2008 and 2009.  Using IRS guidelines, WNC calculated the interest to be charged by the IRS based on the maximum LIHTCs allocated to each Limited Partner whether or not the Limited Partner used those LIHTCs. Based on that calculation of the estimated interest owed to the US Treasury for the LIHTCs taken in 2007, 2008 and 2009, the Partnership provided a distribution check to each Limited Partner during September 2015, using funds from the Partnership, a portion of which were advanced from the General Partner.  The Partnership also allocated 2010 LIHTCs to the Limited Partners for Grove Village and those LIHTCs (with interest) are owed back to the US Treasury.

Through protracted and detailed discussions with HUD and TDHCA, the General Partner commenced repair work at Pleasant Village to clear the deficiencies so that Form 8609 could be issued.  Because repair work on Pleasant Village had commenced, the Partnership appealed to the United States Tax Court the IRS determination to pursue collection of the 2007, 2008 and 2009 LIHTCs for Pleasant Village.  As a result of WNC’s efforts and the expenditure of nearly $3 million using funds from the Partnership, a portion of which were advanced from the General Partner, Pleasant Village passed the HUD REAC Inspections in both June 2014 and in May 2015. In April 2015, WNC successfully obtained Form 8609 from TDHCA for Pleasant Village.

Pleasant Village has now received Form 8609, as stated above.  Therefore, Pleasant Village will amend its tax returns and allocate to the Partnership the 2011 – 2015 LIHTCs not previously allocated.  The Partnership, at the Partnership level, will add the LIHTCs for 2015 for all the Local Limited Partnerships invested in by the Partnership with the LIHTCs for Pleasant Village (for previous years), and net them against the 2010 Grove Village LIHTCs (with interest) that are owed back to the US Treasury.

Subsequent to March 31, 2015, the underlying Housing Complex of Pleasant Village Limited Partnership (“Pleasant Village”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. Pleasant Village was appraised for $1,800,000 and had a mortgage note balance of $5,344,000 as of December 31, 2014. The sale price was $2,450,000,of which $109,000 was used for third party brokerage fees, $22,000 was used for  the LIHTC recapture bond, $9,000 was paid to TDHCA, $235,000 was used to pay past due property taxes, $32,000 was used for prorated prepaid rents, and $10,000 was used to pay title fees, escrow fees and sale related expenses. Lastly there was $272,000 to remain in escrow for up to 90 days for any unforeseen payables or liens that are brought forward. Sale proceeds of $1,760,418 was reimbursed to the Partnership, in which $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,756,079, the note had been acquired by Pleasant Village Lending Partner, LLC for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The remaining $1,135,418 is being held in the Partnership’s reserves and no distributions to partners are expected due to the fact that the Partnerships liabilities exceed the cash received. The Partnership has incurred approximately $8,000 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale.

The Partnership continues to challenge the IRS position that the Tax Credits for 2007 – 2009 should be repaid for Pleasant Village. The matter was scheduled for trial in November 2015.  However, counsel for the IRS obtained a postponement to a date to be determined in early 2016. There is no guarantee that the IRS or the Court will rule in the Partnership's favor for tax years 2007, 2008 or 2009.

Subsequent to March 31, 2015, the Partnership entered into an Agreement to Gift with The Young Men’s Christian Association of Greater Seattle, a nonprofit corporation, for its Local Limited Partnership interest in 909 4th YMCA Limited Partnership (“909 4th”).  909 4th was appraised for $8,700,000 with an effective date in January 2015. The Partnership received reimbursements of $2,400 for appraisal expenses, $5,120 for legal fees, and $1,600 for sale valuation services. The Partnership incurred $2,660 of sales related expenses which were netted against the reimbursements from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of $6,460 was recorded during the period. The Compliance Period for 909 4th has expired so there is no risk of tax credit recapture to the investors.

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total

Asset management fees (1)	$3,457,961	$116,427	$116,427	$116,427	$116,427	$5,821,350	$9,745,019
Payable to Local Limited Partnerships	375,198	-	-	-	-	-	375,198
Total contractual obligations	$3,131,834	$116,427	$116,427	$116,427	$116,427	$5,821,350	$10,120,217

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2070. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2015 until December 31, 2070. Amounts due to the General Partner as of March 31, 2015 have been included in the 2016 column.  The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 7A.  Quantitative and Qualitative Disclosures Above Market Risk

NOT APPLICABLE

item8Item 8. Financial Statements and Supplementary Data

REZNICK OPINON
And:
Crestview IL – 12/31/2014, 2013, & 2012
Davenport Housing VII – 12/31/2013 & 2012
Head Circle – 12/31/2013 & 2012

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 13

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 13 (the "Partnership") as of March 31, 2015 and 2014, and the related statements of operations, partners’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2015. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $4,128,553 and $4,666,206 of the total Partnership assets as of March 31, 2015 and 2014, respectively, and $24,345, $(290,828) and $(249,258) of income (loss) of the total Partnership loss for the years ended March 31, 2015, 2014 and 2013, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 13 as of March 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to each of the years in the three-year period ended March 31, 2015 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule is the responsibility of WNC Housing Tax Credit Fund VI, L.P., Series 13’s management. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick L.L.P.

Bethesda, Maryland
March 24, 2016

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Crestview Housing, Ltd.
Kalispell, Montana

and

USDA Rural Development Servicing Office
Kalispell, Montana

We have audited the accompanying financial statements of Crestview Housing, Ltd., RHS Project No. 31-015-387826946, which comprise the balance sheet as of December 31, 2014 and 2013 and the related statements of operations, changes in partners' equity, and cash flows for each of the years then ended, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

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

Auditor's Responsibility

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

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation an fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. The Crestview Housing, Ltd. is not required to have, or were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Member of: PrimeGlobal | An Association of Independent Accounting Firms • PCAOB - Public Company Accounting Oversight Board

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

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Crestview Housing, Ltd.
Kalispell, Montana

and

USDA Rural Development Servicing Office
Kalispell, Montana

We have audited the accompanying balance sheets of Crestview Housing, Ltd., RHS Project No. 31-015-387828946, as of December 31, 2012 and 2011 and the related statements of operations, changes in partners' equity, and cash flows for each of the years in the two-year period ended December 31, 2012. Crestview Housing, Ltd.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with *Government Auditing Standards,* we have also issued a report dated May 23, 2013 on our consideration of Crestview Housing, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with *Government Auditing Standards* and should be read in conjunction with this report in considering the results of our audit.

Pailet, Meunier and LeBlanc, LLP

Metairie, Louisiana
May 23, 2013

Member of: PrimeGlobal | An Association of Independent Accounting Firms • PCAOB - Public Company Accounting Oversight Board

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

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Davenport Housing VII, L.P.
Davenport, Iowa

We have audited the accompanying balance sheets of Davenport Housing VII, L.P., as of December 31, 2013 and 2012 and the related statements of operations, changes in partners' equity, and cash flows for each of the years in the two-year period ended December 31, 2013. Davenport Housing VII, L.P.'s management is responsible for these financial statements.

Management's Responsibility for the Financial Statements

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

Auditor's Responsibility

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

An audit includes performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. We are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

Member of: PrimeGlobal • PCAOB - Public Company Accounting Oversight Board
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

Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
March 14, 2014

4

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Head Circle, L.P.
Ruleville, Mississippi

and

USDA Rural Development Servicing Office
Greenville, Mississippi

We have audited the accompanying financial statements of Head Circle, L.P., RHS Project No. 28-067-038654099, which comprise the balance sheets as of December 31, 2013 and 2012 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years in then ended, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

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

Auditor's Responsibility

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

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. The Head Circle, L.P. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

Member of: PrimeGlobal | An Association of Independent Accounting Firms • PCAOB - Public Company Accounting Oversight Board

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Head Circle, L.P. as of December 31, 2013 and 2012 and the results of its operations, changes in partners' equity and cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Other

In accordance with *Government Auditing Standards*, we have also issued a report dated February 21, 2014 on our consideration of Head Circle, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with *Government Auditing Standards* and should be read in conjunction with this report in considering the results of our audit.

Paltet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
February 21, 2014

4

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

BALANCE SHEETS

	2015	2014
ASSETS
Cash and cash equivalents	$325,510	$18,047
Investments in Local Limited Partnerships, net (Notes 2 and 3)	4,648,056	5,396,913
Due from affiliates, net (Note 6)	-	2,265,967
Other assets	-	6,500
Total Assets	$4,973,566	$7,687,427

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$375,198	$474,328
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	3,341,534	3,548,586
Total Liabilities	3,716,732	4,022,914

Partners’ Equity (Deficit)
General Partner	(16,853)	(14,445)
Limited Partners (25,000 Partnership Units authorized, 20,951 and 20,971 Partnership Units issued and outstanding, respectively)	1,273,687	3,678,958

Total Partners’ Equity (Deficit)	1,256,834	3,664,513

Total Liabilities and Partners’ Equity (Deficit)	$4,973,566	$7,687,427

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2015	2014	2013
Operating income:
Reporting fees	$6,811	$4,791	$8,948
Distribution income	-	1,016	216

Total operating income	6,811	5,807	9,164

Operating expenses and loss:
Amortization	5,353	22,066	68,700
Asset management fees	155,741	163,604	163,604
Asset management expenses	25,600	33,144	2,260
Accounting and legal fees	449,230	155,436	80,580
Write off of advances to Local Limited Partnerships (Note 6)	1,334,071	-	14,820
Write off of other assets	3,250	-	-
Impairment loss	728,957	1,876,679	339,689
Other	59,667	55,501	18,417

Total operating expenses and loss	2,761,869	2,306,430	688,070

Loss from operations	(2,755,058)	(2,300,623)	(678,906)

Equity in losses of Local Limited Partnerships	(14,547)	(341,021)	(273,439)

Gain on sale of Local Limited Partnership	361,865	-	-

Interest income	61	52	120

Net loss	$(2,407,679)	$(2,641,592)	$(952,225)

Net loss allocated to:
General Partner	$(2,408)	$(2,642)	$(952)

Limited Partners	$(2,405,271)	$(2,638,950)	$(951,273)

Net loss per Partnership Unit	$(114.80)	$(125.84)	$(45.36)

Outstanding weighted Partnership Units	20,951	20,971	20,971

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2015, 2014 and 2013

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2012	$(10,851)	$7,269,181	$7,258,330

Net loss	(952)	(951,273)	(952,225)

Partners’ equity (deficit) at March 31, 2013	(11,803)	6,317,908	6,306,105

Net loss	(2,642)	(2,638,950)	(2,641,592)

Partners’ equity (deficit) at March 31, 2014	(14,445)	3,678,958	3,664,513

Net loss	(2,408)	(2,405,271)	(2,407,679)

Partners’ equity (deficit) at
March 31, 2015	$(16,853)	$1,273,687	$1,256,834

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2015, 2014 and 2013

	2015	2014	2013
Cash flows from operating activities:
Net loss	$(2,407,679)	$(2,641,592)	$(952,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,353	22,066	68,700
Equity in losses of Local Limited Partnerships	14,547	341,021	273,439
Impairment loss	728,957	1,876,679	339,689
(Increase) decrease in other assets	6,500	(6,500)	-
Gain on sale of Local Limited Partnership	(361,865)
Increase in accrued fees and expenses due to General Partner and affiliates	189,557	404,185	249,862
		-	-
Write off of advances to Local Limited Partnerships	1,334,071	-	14,820

Net cash used in operating activities	(490,559)	(4,141)	(20,535)

Cash flows from investing activities:
Advances to Local Limited Partnerships	(1,068,104)	(2,265,967)	(14,820)
Reimbursement of advances made to Local Limited Partnerships	2,000,000	-	-
Net proceeds from sale of Local Limited Partnerships	262,735	-	-

Net cash used in investing activities	1,194,631	(2,265,967)	(14,820)

Cash flows from financing activities:
Advances received from General Partner and affiliates	917,830	2,126,231	-
Reimbursement of advances received from General Partner and affiliates	(1,314,439)	-	-

Net cash provided by (used in) by financing activities	(396,609)	2,126,231	-

Net increase (decrease) in cash and cash equivalents	307,463	(143,877)	(20,535)

Cash and cash equivalents, beginning of period	18,047	161,924	182,459

Cash and cash equivalents, end of period	$325,510	$18,047	$161,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$800	$800	$800

NONCASH INVESTING AND FINANCING ACTIVITIES:
Write-off of payables to Local Limited Partnerships due to sale of Local Limited Partnership	99,130	-	-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit.  The required minimum offering amount of $1,400,000 was achieved by December 14, 2005.  Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of March 31, 2015 and 2014, a total of 20,951 and 20,971 Partnership Units, respectively, remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits.  The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.  This offering was closed on September 21, 2006.

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

For the Years Ended March 31, 2015, 2014 and 2013

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

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2017.

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

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

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

During the year ended March 31, 2015, the underlying Housing Complex of Grove Village Limited Partnership (“Grove Village”) was sold resulting in the termination of the Partnership’s Local Limited Partnership interest. Grove Village was appraised for $1,700,000 and had a mortgage note balance of $5,756,079 as of December 31, 2013. The sale price was $1,690,000, of which approximately $99,000 was used for third party brokerage fees, $239,000 was used for liens held by the City of Dallas for past due water and sewer fees, $36,000 was used for corporate liens, $77,000 was used for liens in litigation, $8,000 was paid to TDHCA, $129,000 was used to pay past due property taxes, $60,000 was used to pay past due payables, and $10,000 was used for prorated prepaid rents. Lastly there was $100,000 to remain in escrow for 60 days for any unforeseen payables or liens are brought forward. After a deduction of $7,944 in escrow expenses, $92,056 was reimbursed to the Partnership in April 2015. Of the balance, $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,756,079, the note had been acquired by Associates for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The difference between $5,756,079 and $625,000 is cancelation of debt income and will flow through to the investors as such. It will appear on the 2015 Forms K-1, as will all results of the sale. To date, proceeds of $409,495 have been received by the Partnership, of which $306,244 was received during the year ended March 31, 2015. These proceeds are being held in the Partnership’s reserves and no distributions to partners are expected. The Partnership has incurred $43,509 approximately in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance in Grove Village immediately prior to the sale was zero; and $99,130 of capital contributions payable were written off resulting in a gain of $361,865. Additional gains could be recognized due to the cancellation of debt income. Due the fact that 8609’s were never obtained for Grove Village there is no applicable Compliance Period.

Subsequent to March 31, 2015, the Partnership entered into an Agreement to Gift with The Young Men’s Christian Association of Greater Seattle, a nonprofit corporation, for its Local Limited Partnership interest in 909 4th YMCA Limited Partnership (“909 4th”).  909 4th was appraised for $8,700,000 with an effective date in January 2015. The Partnership received reimbursements of $2,400 for appraisal expenses, $5,120 for legal fees, and $1,600 for sale valuation services. The Partnership incurred $2,660 of sales related expenses which were netted against the reimbursements from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of $6,460 was recorded during the period. The Compliance Period for 909 4th has expired so there is no risk of tax credit recapture to the investors.

Subsequent to March 31, 2015, the underlying Housing Complex of Pleasant Village Limited Partnership (“Pleasant Village”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. Pleasant Village was appraised for $1,800,000 and had a mortgage note balance of $5,344,000 as of December 31, 2014. The sale price was $2,450,000,of which $109,000 was used for third party brokerage fees, $22,000 was used for  the LIHTC recapture bond, $9,000 was paid to TDHCA, $235,000 was used to pay past due property taxes, $32,000 was used for prorated prepaid rents, and $10,000 was used to pay title fees, escrow fees and sale related expenses. Lastly there was $272,000 to remain in escrow for up to 90 days for any unforeseen payables or liens that are brought forward. Sale proceeds of $1,760,418 was reimbursed to the Partnership, in which $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,756,079, the note had been acquired by Pleasant Village Lending Partner, LLC for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The remaining $1,135,418 is being held in the Partnership’s reserves and no distributions to partners are expected due to the fact that the Partnerships liabilities exceed the cash received. The Partnership has incurred approximately $8,000 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income. As of March 31, 2015 and 2014, three and four, respectively, of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2014 and March 31, 2014, the Partnership had $16,296 and $17,217 in cash equivalents, respectively.

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

For the Years Ended March 31, 2015, 2014 and 2013

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

Amortization

Acquisition fees and costs included in investments in Local Limited Partnerships are being amortized over 27.5 years using the straight-line method. Amortization expense for the years ended March 31, 2015, 2014 and 2013 was $5,353, $22,066 and $68,700, respectively. Future estimated amortization expense for each of the years through March 31, 2019 is $4,964.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2015, 2014 and 2013, impairment loss related to investments in Local Limited Partnerships was $696,069, $568,391, and $339,689, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the years ended March 31, 2015, 2014 and 2013, an impairment loss of $32,888, $1,308,288, and $0, respectively, was recorded against related intangibles.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2015 and 2014, the Partnership has acquired limited partnership interests in 7 and 8 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 366 and 598 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2015 and 2014 is approximately $14,754,000 and $8,906,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnerships’ financial statements.

At March 31, 2015 and 2014, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnerships’ estimate of its share of losses for the years ended March 31, 2015, 2014 and 2013, amounting to approximately $4,607,000, $3,351,000, and $2,477,000, respectively, have not been recognized. As of March 31, 2015, the aggregate share of net losses not recognized by the Partnership amounted to $6,678,000.

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the years ended March 31, 2015, 2014 and 2013, impairment loss related to investments in Local Limited Partnerships was $696,069, $568,391 and $339,689, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During year ended March 31, 2015, 2014 and 2013, an impairment loss of $32,888, $1,308,288 and $0, respectively, was recorded against related intangibles.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

	For the Years Ended March 31,
	2015	2014	2013
Investments per balance sheet, beginning of year	$5,396,913	$7,636,679	$8,318,507
Equity in losses of Local Limited Partnerships	(14,547)	(341,021)	(273,439)
Impairment loss	(728,957)	(1,876,679)	(339,689)
Amortization of acquisition fees and costs	(5,353)	(22,057)	(68,664)
Amortization of warehouse interest and costs	-	(9)	(36)

Investments per balance sheet, end of year	$4,648,056	$5,396,913	$7,636,679

	For the Years Ended March 31,
	2015	2014	2013

Investments in Local Limited Partnerships, net	$4,550,057	$5,260,673	$6,170,085
Acquisition fees and costs, net of accumulated amortization of $3,723, $4,891, and $422,487	97,999	136,240	1,465,803
Warehouse interest and costs, net of accumulated amortization of $0 , $0, and $248	-	-	791
Investments per balance sheet, end of year	$4,648,056	$5,396,913	$7,636,679

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

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

COMBINED CONDENSED BALANCE SHEETS

	2014	2013
ASSETS
Buildings and improvements, net of accumulated depreciation of $8,595,000 ,$14,028,000, respectively	$28,814,000	$34,974,000
Land	828,000	1,906,000
Other assets	1,656,000	1,376,000
Total Assets	$31,298,000	$38,256,000

LIABILITIES

Mortgage and construction loans payable	$15,035,000	$17,361,000
Due to related parties	9,689,000	8,284,000
Other liabilities	10,952,000	5,390,000
Total Liabilities	35,676,000	31,035,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 13	(10,106,000)	(3,509,000)
Other partners	5,727,000	10,730,000
Total Partners’ Equity	(4,379,000)	7,221,000
Total Liabilities and Partners’ Equity	$31,298,000	$38,256,000

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013	2012

Revenues	$4,471,000	$4,544,000	$4,443,000

Expenses:
Operating expenses	4,565,000	4,697,000	3,744,000
Interest expense	1,719,000	867,000	1,494,000
Impairment loss	1,890,000	1,767,000	-
Depreciation and amortization	920,000	799,000	1,970,000

Total expenses	9,094,000	8,130,000	7,208,000

Net loss	$(4,623,000)	$(3,586,000)	$(2,765,000)

Net loss allocable to the Partnership	$(4,622,000)	$(3,586,000)	$(2,764,000)

Net loss recorded by the Partnership	$(15,000)	$(341,000)	$(273,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

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

Troubled Housing Complex

Davenport started construction in October 2006 and was scheduled to be completed in June 2008. Construction was delayed due to the original Local General Partner defaulting on his construction guarantee, and resulting in disputed mechanic liens on the property. In November 2008, a co-Local General Partner, Shelter Resource Corporation, was admitted into the Partnership, due to restrictions implemented by the Iowa Finance Authority (“IFA”). Subsequently, with IFA’s approval, the defaulting original Local General Partner was removed from the Partnership leaving Shelter Resource Corporation as the sole Local General Partner.

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

An Appellate Hearing with the IRS was held on June 27, 2013. Thereafter, the Partnership received notification that the IRS Appeals Division ruled in favor of the IRS findings. The Partnership filed a Petition for Readjustment with the United States Tax Court for Pleasant Village. The Partnership did not file with the Tax Court for Grove Village. The Tax Court noticed a trial date of June 22, 2015, which has been extended to a date to be determined. The IRS US Attorney requested the Partnership to provide the IRS with documents sufficient to support the Partnership’s position to maintain the 2007, 2008 and 2009 tax credits.  The US Attorney will review the information and determine if a decision can be made without going to trial.  Counsel for the Partnership provided the IRS with the requested documents.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

In May 2013, the Local General Partner stopped making the mortgage payments for Grove Village and Pleasant Village without providing notice to the Partnership of its intent to do so. The lender issued a notice of default. To prevent the lender from commencing a foreclosure action against the properties and thereby eliminating any possibility of obtaining the Forms 8609 and the LIHTCs,  WNC National Partners, LLC (“General Partner”), the general partner of the Partnership, sought to protect the Partnership’s investment in Grove Village and Pleasant Village and purchased the mortgage loans to prevent foreclosure.

In June 2013, the Partnership filed a lawsuit against the Local General Partner and the guarantors of the LIHTCs. Discussions were commenced with the Local General Partner’s insurance carrier and counsel to determine whether a settlement of the claims could be reached. The Partnership settled with the Local General Partner regarding the contract claims for $2,000,000; on the Partnership’s books this amount was applied against receivables due from Local Limited Partnerships. The Partnership settled with the insurance carrier regarding the negligence claims and $1,300,000 was received in August 2015. This amount was applied against advance payable that had been made to the Partnership by the General Partner or affiliates.

During the year ended March 31, 2015, Grove Village Limited Partnership was sold resulting in the termination of the Partnership’s Local Limited Partnership interest. Grove Village was appraised for $1,700,000 and had a mortgage note balance of $5,756,079 as of December 31, 2013. The sale price was $1,690,000, of which approximately $99,000 was used for third party brokerage fees, $239,000 was used for liens held by the City of Dallas for past due water and sewer fees, $36,000 was used for corporate liens, $77,000 was used for liens in litigation, $8,000 was paid to TDHCA, $129,000 was used to pay past due property taxes, $60,000 was used to pay past due payables, and $10,000 was used for prorated prepaid rents. Lastly there was $100,000 to remain in escrow for 60 days for any unforeseen payables or liens are brought forward. After a deduction of $7,944 in escrow expenses, $92,056 was reimbursed to the Partnership in April 2015. Of the balance, $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,756,079, the note had been acquired by Associates for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The difference between $5,756,079 and $625,000 is cancelation of debt income and will flow through to the investors as such. It will appear on the 2015 Forms K-1, as will all results of the sale. To date, proceeds of $409,495 have been received by the Partnership, of which $306,244 was received during the year ended March 31, 2015. Theses proceeds are being held in the Partnership’s reserves and no distributions to partners are expected. The Partnership has incurred $43,509 approximately in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance in Grove Village immediately prior to the sale was zero; and $99,130 of capital contributions payable were written off resulting in a gain of $361,865. Additional gains could be recognized due to the cancellation of debt income. Due the fact that 8609’s were never obtained for Grove Village there is no applicable Compliance Period.

Inasmuch as the Forms 8609 were never issued to Grove Village, there will be a recapture of the LIHTCs taken. The LIHTCs for Grove Village for 2007-2010 totaled approximately $1,590,000 and the estimated interest that will be imposed under the Internal Revenue Code and Treasury Regulations is approximately $426,000. The total of approximately $2,016,000 equates to $96 per Partnership Unit. In June 2015, the Investors received tax due notices from the IRS for the LIHTCs (with interest) allocated to each Limited Partner relative to Grove Village for tax years 2007, 2008 and 2009.  Using IRS guidelines, WNC calculated the interest to be charged by the IRS based on the maximum LIHTCs allocated to each Limited Partner whether or not the Limited Partner used those LIHTCs. Based on that calculation of the estimated interest owed to the US Treasury for the LIHTCs taken in 2007, 2008 and 2009, the Partnership provided a distribution check to each Limited Partner during September 2015, using funds from the Partnership, a portion of which were advanced from the General Partner.  The Partnership also allocated 2010 LIHTCs to the Limited Partners for Grove Village and those LIHTCs (with interest) are owed back to the US Treasury.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Through protracted and detailed discussions with HUD and TDHCA, the General Partner commenced repair work at Pleasant Village to clear the deficiencies so that Form 8609 could be issued.  Because repair work on Pleasant Village had commenced, the Partnership appealed to the United States Tax Court the IRS determination to pursue collection of the 2007, 2008 and 2009 LIHTCs for Pleasant Village.  As a result of WNC’s efforts and the expenditure of nearly $3 million using funds from the Partnership, a portion of which were advanced from the General Partner, Pleasant Village passed the HUD REAC Inspections in both June 2014 and in May 2015. In April 2015, WNC successfully obtained Form 8609 from TDHCA for Pleasant Village.

Pleasant Village has now received Form 8609, as stated above.  Therefore, Pleasant Village will amend its tax returns and allocate to the Partnership the 2011 – 2015 LIHTCs not previously allocated.  The Partnership, at the Partnership level, will add the LIHTCs for 2015 for all the Local Limited Partnerships invested in by the Partnership with the LIHTCs for Pleasant Village (for previous years), and net them against the 2010 Grove Village LIHTCs (with interest) that are owed back to the US Treasury.

Subsequent to March 31, 2015, the underlying Housing Complex of Pleasant Village Limited Partnership (“Pleasant Village”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. Pleasant Village was appraised for $1,800,000 and had a mortgage note balance of $5,344,000 as of December 31, 2014. The sale price was $2,450,000,of which $109,000 was used for third party brokerage fees, $22,000 was used for  the LIHTC recapture bond, $9,000 was paid to TDHCA, $235,000 was used to pay past due property taxes, $32,000 was used for prorated prepaid rents, and $10,000 was used to pay title fees, escrow fees and sale related expenses. Lastly there was $272,000 to remain in escrow for up to 90 days for any unforeseen payables or liens that are brought forward. Sale proceeds of $1,760,418 was reimbursed to the Partnership, in which $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,756,079, the note had been acquired by Pleasant Village Lending Partner, LLC for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The remaining $1,135,418 is being held in the Partnership’s reserves and no distributions to partners are expected due to the fact that the Partnerships liabilities exceed the cash received. The Partnership has incurred approximately $8,000 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale.

The Partnership continues to challenge the IRS position that the Tax Credits for 2007 – 2009 should be repaid for Pleasant Village. The matter was scheduled for trial in November 2015.  However, counsel for the IRS obtained a postponement to a date to be determined in early 2016.  There is no guarantee that the IRS or the Court will rule in the Partnership's favor for tax years 2007, 2008 or 2009.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  As of March 31, 2015 and 2014, the Partnership had incurred cumulative acquisition fees of $1,468,670 which were included in investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of March 31, 2015, the fees have been fully amortized or impaired.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

Non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships.  As of March 31, 2015 and 2014, the Partnership incurred cumulative acquisition costs of $419,620 which were included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $3,723  and $4,891, as of March 31, 2015 and 2014, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined.  “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Management fees of $155,741, 163,604 and $163,604 were incurred during the years ended March 31, 2015, 2014 and 2013, respectively. No payments were made during any of the years ended March 31, 2015, 2014 and 2013.

The Partnership will reimburse the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $540,942, $10,000 and $15,038, during the years ended March 31, 2015, 2014 and 2013, respectively.

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

WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the capitalized warehouse interest and costs are recorded, the accumulated amortization is reduced to zero at that time. As of March 31, 2015, the financing costs and interest were fully amortized or impaired.

Payables to General Partner or an affiliates amounting to $1,729,622 and $2,216,231, respectively, at March 31, 2015 and 2014 represent advances that had been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to two Local Limited Partnerships which were experiencing operational issues.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

	March 31,
	2015	2014
Asset management fee payable	$1,247,164	$1,091,423
Reimbursements for expenses paid by the General Partner or an affiliate	364,748	330,932
Payable to General Partner or affiliates	1,729,622	2,126,231

Total	$3,341,534	$3,548,586

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2017.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2015

Income	$-	$-	$4,000	$3,000

Operating expenses and loss	(835,000)	(1,288,000)	(292,000)	(347,000)

Loss from operations	(835,000)	(1,288,000)	(288,000)	(344,000)

Equity in income (losses) of Local Limited Partnerships	(74,000)	(74,000)	(74,000)	207,000

Gain on sale of Local Limited Partnership	-	-	-	362,000

Net income (loss)	(909,000)	(1,362,000)	(362,000)	225,000

Net income (loss) available to Limited Partners	(908,000)	(1,361,000)	(361,000)	225,000

Net income (loss) per Partnership Unit	(43)	(65)	(17)	10

	June 30	September 30	December 31	March 31

2014

Income	$-	$-	$4,000	$2,000

Operating expenses and loss	(1,945,000)	(266,000)	(1,180,000)	1,085,000	(*)

Income (loss) from operations	(1,945,000)	(266,000)	(1,176,000)	1,087,000

Equity in losses of Local Limited Partnerships	(68,000)	(68,000)	(56,000)	(149,000)

Net income (loss)	(2,013,000)	(334,000)	(1,232,000)	938,000

Net income (loss) available to Limited Partners	(2,011,000)	(334,000)	(1,231,000)	937,000

Net income (loss) per Partnership Unit	(96)	(16)	(59)	45

(*) Estimated bad debt expenses recorded in second and third quarters were reversed during fourth quarter due to the anticipation of settlement and disposition proceeds.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

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

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 5 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $375,198 and $474,328 at March 31, 2015 and 2014, respectively, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 6 –ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of March 31, 2015 and 2014, the Partnership advanced $759,336 to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

As of March 31, 2015, the Partnership advanced $814,649 and $2,519,422 to Grove Village, L.P., and Pleasant Village, L.P., respectively, in which the Partnership is a limited partner. During the year ended March 31, 2015, $160,423 and $908,045 was advanced to Grove Village, L.P. and Pleasant Village L.P., respectively. Settlement proceeds of $2,000,000 from the Local General Partner were applied against the advances during the year ended March 31, 2015. Total advances of $1,334,071 were written off due to collectability, and $29,482 was written off due to Grove Village disposition as of March 31, 2015.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2015, the Partnership entered into an Agreement to Gift with The Young Men’s Christian Association of Greater Seattle, a nonprofit corporation, for its Local Limited Partnership interest in 909 4th YMCA Limited Partnership (“909 4th”).  909 4th was appraised for $8,700,000 with an effective date in January 2015. The Partnership received reimbursements of $2,400 for appraisal expenses, $5,120 for legal fees, and $1,600 for sale valuation services. The Partnership incurred $2,660 of sales related expenses which were netted against the reimbursements from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of $6,460 was recorded during the period. The Compliance Period for 909 4th has expired so there is no risk of tax credit recapture to the investors.

Subsequent to March 31, 2015, the underlying Housing Complex of Pleasant Village Limited Partnership (“Pleasant Village”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. Pleasant Village was appraised for $1,800,000 and had a mortgage note balance of $5,344,000 as of December 31, 2014. The sale price was $2,450,000,of which $109,000 was used for third party brokerage fees, $22,000 was used for  the LIHTC recapture bond, $9,000 was paid to TDHCA, $235,000 was used to pay past due property taxes, $32,000 was used for prorated prepaid rents, and $10,000 was used to pay title fees, escrow fees and sale related expenses. Lastly there was $272,000 to remain in escrow for up to 90 days for any unforeseen payables or liens that are brought forward. Sale proceeds of $1,760,418 was reimbursed to the Partnership, in which $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,756,079, the note had been acquired by Pleasant Village Lending Partner, LLC for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The remaining $1,135,418 is being held in the Partnership’s reserves and no distributions to partners are expected due to the fact that the Partnerships liabilities exceed the cash received. The Partnership has incurred approximately $8,000 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale.

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2015. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail acc urately and fairly reflect the transactions and dispositions of the assets of the Partnership;
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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2015. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Senior Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Anand Kannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

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

Melanie R. Wenk is Senior Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

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

(a)  Compensation for Services

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliates shall receive from the Partnership an annual Asset Management Fee in an amount not to exceed 0.5% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving Government Assistance.  "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Fees of $155,741, $163,604 and $163,604 were incurred during the years ended March 31, 2015, 2014 and 2013, respectively. No payments were made during the years ended March 31, 2015, 2014 and 2013.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $364,748, $330,932 and $90,351, for the years ended March 31, 2015, 2014 and 2013, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $540,942, $10,000 and $15,038 during the years ended March 31, 2015, 2014 and 2013, respectively.

(c)   Interest in Partnership

The General Partner receives .10% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,080 for each of the years ended December 31, 2015, 2014, and 2013. The General Partner is also entitled to receive .10% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2015, 2014 and 2013. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2015, 2014 and 2013.

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

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2015	2014

Audit Fees	$25,200	$21,900
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$25,200	$21,900

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)           List of financial statements included in Part II hereof:

Reports of Independent Registered Public Accounting Firms
Balance Sheets, March 31, 2015 and 2014
Statements of Operations for the years ended March 31, 2015, 2014 and 2013
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2015, 2014 and 2013
Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013
Notes to Financial Statements

(a)(2)           List of Financial statement schedules:

Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)           Exhibits

3.1	Agreement of Limited Partnership dated February 7, 2005 filed in the Post-Effective Amendment No. 1 on July 11, 2006 is hereby incorporated herein by reference as exhibit3.1

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1	Financial Statements of Davenport Housing VII. L.P. for the year ended December 31, 2014, 2013, and2012 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership.

99.2	Financial Statements of Crestview Housing, L.P. for the year ended December 31, 2014, together withIndependent Auditors’ Report thereon; a significant subsidiary of the Partnership.

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2015 and2014, (ii) the Statements of Operations for the years ended March 31, 2015, 2014 and 2013, (iii) the statements of Partners’ Equity (Deficit) for the years ended March 31, 2015, 2014 and 2013, (iv) the Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 13
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

		As of March 31, 2015		Initial Cost to Partnership			As of December 31, 2014
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships		Land	Building & Equipment	Accumulated Depreciation	Net Book Value
909 4th YMCA, L.P. (3)	Seattle, Washington	$508,000	$508,000	$-	$16,649,000	$-		$-	$-	$16,649,000	$5,612,000	$11,037,000

Crestview Housing, L.P.	Bigfork, Montana	1,973,000	1,885,000	215,000	2,474,000	302,000		684,000	250,000	2,741,000	469,000	2,522,000

Davenport Housing VII, L.P.	Davenport, Iowa	4,744,000	4,499,000	50,000	6,231,000	361,000		530,000	50,000	6,592,000	855,000	5,787,000

FDI-Country Square, LTD.	Lone Star, Texas	605,000	605,000	18,000	1,359,000	45,000		579,000	18,000	1,404,000	378,000	1,044,000

FDI-Park Place, LTD.	Bellville, Texas	758,000	758,000	50,000	2,023,000	94,000		1,072,000	50,000	2,117,000	434,000	1,733,000

Grove Village, L.P. (2)	Dallas, Texas	N/A	N/A	877,000	9,625,000	(8,812,000)	(1)	5,464,000	183,000	1,507,000	-	1,690,000

Head Circle, L.P.	Ruleville, Mississippi	464,000	464,000	54,000	1,914,000	-		1,362,000	54,000	1,914,000	762,000	1,206,000

Pleasant Village, L.P. (3)	Dallas, Texas	2,850,000	2,808,000	811,000	8,690,000	(4,793,000)	(1)	5,344,000	223,000	4,485,000	85,000	4,623,000

		$11,902,000	$11,527,000	$2,075,000	$48,965,000	$(12,803,000)		$15,035,000	$828,000	$37,409,000	$8,595,000	$29,642,000

(1)	Impairment charge recorded as a result of a permanent decline in value.
(2)	The Local Limited Partnership was disposed of subsequent to December 31, 2014, but prior to March 31, 2015.
(3)	The Local Limited Partnership was disposed of subsequent to March 31, 2015.

WNC Housing Tax Credit Fund VI, L.P., Series 13 Schedule III Real Estate Owned by Local Limited Partnerships
March 31, 2015

	For the Year Ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)
909 4th YMCA, L.P. (2)	$679,000	$125,000	2006	Completed	40

Crestview Housing, L.P.	121,000	205,000	2007	Completed	40

Davenport Housing VII, L.P.	116,000	(180,000)	2007	Completed	40

FDI-Country Square, LTD.	141,000	(13,000)	2006	Completed	40

FDI-Park Place, LTD.	187,000	(26,000)	2006	Completed	40

Grove Village, L.P. (1)	849,000	(2,912,000)	2006	Completed	27.5

Head Circle, L.P.	282,000	(40,000)	2006	Completed	27.5

Pleasant Village, L.P. (2)	1,299,000	(1,782,000)	2006	Completed	27.5

	$3,674,000	$(4,623,000)

(1)	The Local Limited Partnership was disposed of subsequent to December 31, 2014, but prior to March 31, 2015
(2)	The Local Limited Partnership was disposed of subsequent to March 31, 2015

WNC Housing Tax Credit Fund VI, L.P., Series 13
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2014

		As of March 31, 2014		Initial Cost to Partnership				As of December 31, 2013
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition		Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
909 4th YMCA, L.P.	Seattle, Washington	$508,000	$508,000	$-	$16,649,000	$-		$-	$-	$16,649,000	$5,231,000	$11,418,000

Crestview Housing, L.P.	Bigfork, Montana	1,973,000	1,885,000	215,000	2,474,000	302,000		694,000	250,000	2,741,000	389,000	2,602,000

Davenport Housing VII, L.P.	Davenport, Iowa	4,744,000	4,499,000	50,000	6,231,000	359,000		539,000	50,000	6,590,000	685,000	5,955,000

FDI-Country Square, LTD.	Lone Star, Texas	605,000	605,000	18,000	1,359,000	40,000		598,000	18,000	1,399,000	330,000	1,087,000

FDI-Park Place, LTD.	Bellville, Texas	758,000	758,000	50,000	2,023,000	65,000		1,093,000	50,000	2,088,000	375,000	1,763,000

Grove Village, L.P. (2)	Dallas, Texas	3,043,000	2,944,000	877,000	9,625,000	(26,000	)(1)	5,743,000	823,000	9,653,000	3,398,000	7,078,000

Head Circle, L.P.	Ruleville, Mississippi	464,000	464,000	54,000	1,914,000	-		1,382,000	54,000	1,914,000	697,000	1,271,000

Pleasant Village, L.P.	Dallas, Texas	2,850,000	2,808,000	811,000	8,690,000	(872,000	)(1)	7,312,000	661,000	7,968,000	2,923,000	5,706,000

		$14,945,000	$14,471,000	$2,075,000	$48,965,000	$(132,000)		$17,361,000	$1,906,000	$49,002,000	$14,028,000	$36,880,000

(1)	Impairment charge recorded as a result of a permanent decline in value.
(2)	The Local Limited Partnership was identified for sale as of March 31, 2014.

WNC Housing Tax Credit Fund VI, L.P., Series 13 Schedule III Real Estate Owned by Local Limited Partnerships
March 31, 2014

	For the Year Ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

909 4th YMCA, L.P.	$670,000	$93,000	2006	Completed	40

Crestview Housing, L.P.	122,000	(67,000)	2007	Completed	40

Davenport Housing VII, L.P.	117,000	(178,000)	2007	Completed	40

FDI-Country Square, LTD.	137,000	(5,000)	2006	Completed	40

FDI-Park Place, LTD.	178,000	(45,000)	2006	Completed	40

Grove Village, L.P. (1)	1,555,000	(860,000)	2006	Completed	27.5

Head Circle, L.P.	284,000	(32,000)	2006	Completed	27.5

Pleasant Village, L.P.	1,394,000	(2,492,000)	2006	Completed	27.5

	$4,457,000	$(3,586,000)

(1)	The Local Limited Partnership was identified for sale as of March 31, 2014.

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

Date:       March 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:       March 24, 2016

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:       March 24, 2016

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:       March 24, 2016

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:       March 24, 2016