Form 10-Q
period 2015-06-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2016-05-13
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

 (714) 662-5565
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2015

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$282,137	$325,510
Investments in Local Limited Partnerships, net (Notes 2 and 3)	3,512,757	4,648,056
Other assets	5,043	-

Total Assets	$3,799,937	$4,973,566

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$287,593	$375,198
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	3,431,185	3,341,534

Total Liabilities	3,718,778	3,716,732

Partners’ Equity (Deficit):
General Partner	(18,029)	(16,853)
Limited Partners (25,000 Partnership Units authorized;
20,951 Partnership Units issued and outstanding)	99,188	1,273,687

Total Partners’ Equity (Deficit)	81,159	1,256,834

Total Liabilities and Partners’ Equity (Deficit)	$3,799,937	$4,973,566

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014
	Three Months	Three Months

Operating expenses and loss:
Amortization (Note 2)	$1,241	$1,630
Asset management fees (Note 3)	29,107	40,901
Legal and accounting fees	37,599	39,773
Write off of advances to Local
Limited Partnership	137,000	-
Impairment loss (Note 2)	1,052,460	728,957
Asset management expenses	2,562	7,256
Other	15,339	16,836

Total operating expenses and loss	1,275,308	835,353

Loss from operations	(1,275,308)	(835,353)

Equity in losses of Local
Limited Partnerships (Note 2)	(3,637)	(73,839)

Other income	103,251	-

Interest income	19	3

Net loss	$(1,175,675)	$(909,189)

Net loss allocated to:
General Partner	$(1,176)	$(909)

Limited Partners	$(1,174,499)	$(908,280)

Net loss per Partnership Unit	$(56)	$(43)

Outstanding weighted Partnership Units	20,951	20,971

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2015	$(16,853)	$1,273,687	$1,256,834

Net loss	(1,176)	(1,174,499)	(1,175,675)

Partners’ equity (deficit) at June 30, 2015	$(18,029)	$99,188	$81,159

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014

Cash flows from operating activities:
Net loss	$(1,175,675)	$(909,189)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization	1,241	1,630
Equity in losses of Local Limited Partnerships	3,637	73,839
Impairment loss	1,052,460	728,957
Increase in other assets	(5,043)	(1,800)
Increase in accrued fees and expenses due to
General Partner and affiliates	89,651	106,566
Write off of advances to Local Limited Partnership	137,000	-

Net cash provided by operating activities	103,271	3

Cash flows from investing activities:
Advances to Local Limited Partnerships	(137,000)	(514,649)
Capital contribution paid	(9,644)	-

Net cash used in investing activities	(146,644)	(514,649)

Cash flows from financing activities:
Advances received from General Partner and affiliates	-	512,376

Net cash provided by financing activities:	-	512,376

Net decrease in cash and cash equivalents	(43,373)	(2,270)
Cash and cash equivalents, beginning of period	325,510	18,047

Cash and cash equivalents, end of period	$282,137	$15,777

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership has decreased its investments in Local Limited Partnerships and decreased its capital contributions payable for tax credits not generated.	$77,961	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit.  The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of June 30, 2015 and March 31, 2015, a total of 20,951 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits.  The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2017.

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

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period must satisfy the reasonable belief test outlined above to avoid recapture. One of the Housing Complexes has completed its 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2015.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
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

During the year ended March 31, 2015, the Housing Complex of Grove Village Limited Partnership (“Grove Village”) was sold. Due to the fact that 8609’s were never obtained for Grove Village there is no applicable Compliance Period.

Subsequent to June 30, 2015, the Partnership entered into an Agreement to Gift with The Young Men’s Christian Association of Greater Seattle, a nonprofit corporation, for its Local Limited Partnership interest in 909 4th YMCA Limited Partnership (“909 4th”).  909 4th was appraised for $8,700,000 with an effective date in January 2015. The Partnership received reimbursements of $2,400 for appraisal expenses, $5,120 for legal fees, and $1,600 for sale valuation services. The Partnership incurred $2,660 of sales related expenses which were netted against the reimbursements from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of $6,460 was recorded during the period. The Compliance Period for 909 4th has expired so there is no risk of tax credit recapture to the investors.

Subsequent to June 30, 2015, the underlying Housing Complex of Pleasant Village Limited Partnership (“Pleasant Village”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. Pleasant Village was appraised for $1,800,000 and had a mortgage note balance of $5,344,000 as of December 31, 2014. The sale price was $2,450,000,of which $109,000 was used for third party brokerage fees, $22,000 was used for  the LIHTC recapture bond, $9,000 was paid to TDHCA, $235,000 was used to pay past due property taxes, $32,000 was used for prorated prepaid rents, and $10,000 was used to pay title fees, escrow fees and sale related expenses. Lastly there was $272,000 to remain in escrow for up to 90 days for any unforeseen payables or liens that are brought forward. Sale proceeds of $1,760,418 were paid to the Partnership, of which $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,343,923, the note had been acquired by Pleasant Village Lending Partner, LLC for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The remaining $1,135,418 is being held in the Partnership’s reserves and no distributions to partners are expected due to the fact that the Partnerships liabilities exceed the cash received. The Partnership has incurred approximately $8,000 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of June 30, 2015, three of the investment balances had reached zero.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2015 and March 31, 2015, the Partnership had $282,137 and $16,296 of cash equivalents, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2012 remain open.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the three months ended June 30, 2015 and 2014 was $1,241 and $1,630, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2015 and 2014, impairment loss related to investments in Local Limited Partnerships was $991,757 and  $696,069, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2015 and 2014, impairment loss of $60,703 and $32,888, respectively, was recorded against related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2015 and March 31, 2015, the Partnership owns Local Limited Partnership interests in 7 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 366 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2015	For the Year Ended March 31, 2015
Investments per balance sheet, beginning of period	$4,648,056	$5,396,913
Equity in losses of Local Limited Partnerships	(3,637)	(14,547)
Impairment loss	(1,052,460)	(728,957)
Tax credit adjustment	(77,961)	-
Amortization of acquisition fees and costs	(1,241)	(5,353)
Amortization of warehouse interest and costs	-	-
Investments per balance sheet, end of period	$3,512,757	$4,648,056

	For the Three Months Ended June 30, 2015	For the Year Ended March 31, 2015
Investments in Local Limited Partnerships, net	$3,476,702	$4,550,057
Acquisition costs, net of accumulated amortization
$0 and $3,723	36,055	97,999
Investments per balance sheet, end of period	$3,512,757	$4,648,056

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)
NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014

Revenues	$850,000	$1,136,000

Expenses:
Interest expense	242,000	303,000
Depreciation and amortization	230,000	414,000
Operating expenses	599,000	618,000
Total expenses	1,071,000	1,335,000

Net loss	$(221,000)	$(199,000)
Net loss allocable to the Partnership	$(221,000)	$(199,000)
Net loss recorded by the Partnership	$(4,000)	$(74,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)
NOTE 2- INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Grove Village Limited Partnership (“Grove Village”) and Pleasant Village Limited Partnership (“Pleasant Village”), both Texas limited partnerships in which the Partnership is or was a limited partner, were audited by the Internal Revenue Service (“IRS”) for tax years 2007, 2008 and 2009. In its findings of those audits, the IRS asserted that the low income housing tax credits (“LIHTCs”) for Grove Village and Pleasant Village should not have been claimed for those three years. As of the year-end for each of tax years 2007, 2008, 2009, and 2010 the IRS Forms 8609 had not been issued by the Texas Department of Housing & Community Affairs (“TDHCA”), which is contrary to the representation made by the general partner (the “Local General Partner”) of Grove Village and Pleasant Village on their respective tax returns.

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

In June 2013, the Partnership filed a lawsuit against the Local General Partner and the guarantors of the LIHTCs. Discussions commenced with the Local General Partner’s insurance carrier and counsel to determine whether a settlement of the claims could be reached. The Partnership settled with the Local General Partner regarding the contract claims for $2,000,000; on the Partnership’s books this amount was applied against receivables due from Local Limited Partnerships. The Partnership settled with the insurance carrier regarding the negligence claims and $1,300,000 was received in August 2015. This amount was applied against advance payable that had been made to the Partnership by the General Partner or affiliates.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 2- INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

During the year ended March 31, 2015, the Housing Complex of Grove Village Limited Partnership (“Grove Village”) was sold. Due to the fact that 8609’s were never obtained for Grove village there is no applicable Compliance Period.

Subsequent to June 30 2015, the underlying Housing Complex of Pleasant Village Limited Partnership (“Pleasant Village”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. Pleasant Village was appraised for $1,800,000 and had a mortgage note balance of $5,344,000 as of December 31, 2014. The sale price was $2,450,000,of which $109,000 was used for third party brokerage fees, $22,000 was used for  the LIHTC recapture bond, $9,000 was paid to TDHCA, $235,000 was used to pay past due property taxes, $32,000 was used for prorated prepaid rents, and $10,000 was used to pay title fees, escrow fees and sale related expenses. Lastly there was $272,000 to remain in escrow for up to 90 days for any unforeseen payables or liens that are brought forward. Sale proceeds of $1,760,418 were paid to the Partnership, of which $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,343,923, the note had been acquired by Pleasant Village Lending Partner, LLC for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The remaining $1,135,418 is being held in the Partnership’s reserves and no distributions to partners are expected due to the fact that the Partnerships liabilities exceed the cash received. The Partnership has incurred approximately $8,000 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale.

The Partnership continues to challenge the IRS position that the Tax Credits for 2007 – 2009 should be repaid for Pleasant Village. The matter was scheduled for trial in November 2015.  However, counsel for the IRS obtained a postponement to a date to be determined in early 2016. There is no guarantee that the IRS or the Tax Court will rule in the Partnership’s favor for tax years 2007, 2008, or 2009.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,468,670. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. As of June 30, 2015, the acquisition fees were fully amortized or impaired.

(b)
A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships.   As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $0 and $3,723 as of June 30, 2015 and March 31, 2015, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition costs is recorded, the accumulated amortization is reduced to zero at that time.

(c)
An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership.  “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $29,107 and $40,901 were incurred during the three months ended June 30, 2015 and 2014, respectively.  No payments were made during either of the three months ended June 30, 2015 and 2014.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements of $0 and $418 were made during the three months ended June 30, 2015 and 2014, respectively.

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

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. If an impairment loss related to the financing costs and interest is recorded, the accumulated amortization is reduced to zero at that time. As of June 30, 2015, the financing costs and interest were fully amortized or impaired.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)
NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(a)
Payables to the General Partner or affiliates amounting to $1,729,622 at June 30, 2015 and March 31, 2015 represent advances that had been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to two Local Limited Partnerships which were experiencing operational issues.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2015	March 31, 2015

Asset management fee payable	$1,276,271	$1,247,164
Reimbursement for expenses paid by the General Partner or an affiliate	425,292	364,748
Payable to General Partner of an affiliate	1,729,622	1,729,622

Total	$3,431,185	$3,341,534

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $287,593 and $375,198 at June 30, 2015 and March 31, 2015, respectively, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of June 30, 2015 and March 31, 2015, the Partnership advanced $759,336 to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

As of June 30, 2015 and March 31, 2015, the Partnership advanced $2,656,422 and $2,519,422, respectively, to Pleasant Village, L.P., in which the Partnership is a limited partner. During the three months ended June 30, 2014, $20,174 and $494,475 was advanced to Grove Village, L.P. (sold as of March 31, 2015) and Pleasant Village L.P., respectively. During the three months ended June 30, 2015 $137,000 was advanced to Pleasant Village L.P., all of which was written off due to collectability.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 6 -  SUBSEQUENT EVENTS

Subsequent to June 30, 2015, the Partnership entered into an Agreement to Gift with The Young Men’s Christian Association of Greater Seattle, a nonprofit corporation, for its Local Limited Partnership interest in 909 4th YMCA Limited Partnership (“909 4th”).  909 4th was appraised for $8,700,000 with an effective date in January 2015. The Partnership received reimbursements of $2,400 for appraisal expenses, $5,120 for legal fees, and $1,600 for sale valuation services. The Partnership incurred $2,660 of sales related expenses which were netted against the reimbursements from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of $6,460 was recorded during the period. The Compliance Period for 909 4th has expired so there is no risk of tax credit recapture to the investors.

Subsequent to June 30, 2015, the underlying Housing Complex of Pleasant Village Limited Partnership (“Pleasant Village”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. Pleasant Village was appraised for $1,800,000 and had a mortgage note balance of $5,344,000 as of December 31, 2014. The sale price was $2,450,000,of which $109,000 was used for third party brokerage fees, $22,000 was used for  the LIHTC recapture bond, $9,000 was paid to TDHCA, $235,000 was used to pay past due property taxes, $32,000 was used for prorated prepaid rents, and $10,000 was used to pay title fees, escrow fees and sale related expenses. Lastly there was $272,000 to remain in escrow for up to 90 days for any unforeseen payables or liens that are brought forward. Sale proceeds of $1,760,418 were paid to the Partnership, of which $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,343,923, the note had been acquired by Pleasant Village Lending Partner, LLC for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The remaining $1,135,418 is being held in the Partnership’s reserves and no distributions to partners are expected due to the fact that the Partnerships liabilities exceed the cash received. The Partnership has incurred approximately $8,000 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2015 and 2014, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2015 consisted of $282,000 in cash and cash equivalents, investments in Local Limited Partnerships of $3,513,000 ( See “Method of Accounting for Investments in Local Limited Partnerships”), and $5,000 in other assets. Liabilities at June 30, 2015 consisted of $288,000 of payables to Local Limited Partnerships and $3,431,000 in accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014   The Partnership’s net loss for the three months ended June 30, 2015 was $1,176,000, reflecting an increase of $267,000 from the $909,000 net loss experienced for the three months ended June 30, 2014. Impairment loss increased by $323,000 for the three months ended June 30, 2015. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. There was a $2,000 decrease in legal and accounting fees for the three months ended June 30, 2015 due to the timing of accounting work performed. Asset management fees decreased by $12,000 during the three months ended June 30, 2015. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Asset management expenses decreased by $5,000 during the three months ended June 30, 2015.  This was due to site visits were performed at Pleasant Village from asset managers during the three months ended June 30, 2014.  The equity in losses of Local Limited Partnerships decreased by $70,000 for the three months ended June 30, 2015. Equity in Losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships.

Liquidity and Capital Resources

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014  The decrease in cash and cash equivalents during the three months ended June 30, 2015 was $43,000 compared to a $2,000 decrease in cash and cash equivalents during the three months ended June 30, 2014. During the three months ended June 30, 2015 the Partnership advanced $137,000 to Local Limited Partnerships compared to $515,000 advanced during the three months ended June 30, 2014. The advances to troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnership. During the three months ended June 30, 2014 the Partnership received $512,000 of advances from the General Partner or affiliates. The funds were used to make advances to Local Limited Partnerships that were experiencing operational issues. No such advances were received during the three months ended June 30, 2015. Additionally, the Partnership paid $10,000 in capital contributions to Local Limited Partnerships during the three months ended June 30, 2015 compared to no payment during the three months ended June 30, 2014. The capital contributions will vary over time depending on when certain benchmarks are met by the Local Limited Partnerships.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2015, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $90,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2015, to be insufficient to meet all currently foreseeable future cash requirements.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31,  2017.

Recent Accounting Changes

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update did not materially affect the Partnership’s financial statement.

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

During the year ended March 31, 2015, Grove Village Limited Partnership was sold resulting in the termination of the Partnership’s Local Limited Partnership interest. Grove Village was appraised for $1,700,000 and had a mortgage note balance of $5,756,079 as of December 31, 2013. The sale price was $1,690,000, of which approximately $99,000 was used for third party brokerage fees, $239,000 was used for liens held by the City of Dallas for past due water and sewer fees, $36,000 was used for corporate liens, $77,000 was used for liens in litigation, $8,000 was paid to TDHCA, $129,000 was used to pay past due property taxes, $60,000 was used to pay past due payables, and $10,000 was used for prorated prepaid rents. Lastly there was $100,000 to remain in escrow for 60 days for any unforeseen payables or liens are brought forward. After a deduction of $7,944 in escrow expenses, $92,056 was reimbursed to the Partnership in April 2015. Of the balance, $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,756,079, the note had been acquired by Associates for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The difference between $5,756,079 and $625,000 is cancelation of debt income and will flow through to the investors as such. It will appear on the 2015 Forms K-1, as will all results of the sale. To date, proceeds of $409,495 have been received by the Partnership, of which $103,251 was received during the three months ended June 30, 2015 and included in other income. Theses proceeds are being held in the Partnership’s reserves and no distributions to partners are expected. The Partnership has incurred $43,509 approximately in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance in Grove Village immediately prior to the sale was zero; and $99,130 of capital contributions payable were written off resulting in a gain of $361,865. Additional gains could be recognized due to the cancellation of debt income. Due the fact that 8609’s were never obtained for Grove Village there is no applicable Compliance Period.

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

Subsequent to June 30, 2015, the underlying Housing Complex of Pleasant Village Limited Partnership (“Pleasant Village”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. Pleasant Village was appraised for $1,800,000 and had a mortgage note balance of $5,344,000 as of December 31, 2014. The sale price was $2,450,000,of which $109,000 was used for third party brokerage fees, $22,000 was used for  the LIHTC recapture bond, $9,000 was paid to TDHCA, $235,000 was used to pay past due property taxes, $32,000 was used for prorated prepaid rents, and $10,000 was used to pay title fees, escrow fees and sale related expenses. Lastly there was $272,000 to remain in escrow for up to 90 days for any unforeseen payables or liens that are brought forward. Sale proceeds of $1,760,418 was reimbursed to the Partnership, in which $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,343,923, the note had been acquired by Pleasant Village Lending Partner, LLC for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The remaining $1,135,418 is being held in the Partnership’s reserves and no distributions to partners are expected due to the fact that the Partnerships liabilities exceed the cash received. The Partnership has incurred approximately $8,000 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale.

The Partnership continues to challenge the IRS position that the Tax Credits for 2007 – 2009 should be repaid for Pleasant Village. The matter was scheduled for trial in November 2015.  However, counsel for the IRS obtained a postponement to a date to be determined in early 2016.  There is no guarantee that the IRS or the Tax Court will rule in the Partnership’s favor for tax years 2007, 2008, or 2009.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

Grove Village Limited Partnership (“Grove Village”) and Pleasant Village Limited Partnership (“Pleasant Village”) (collectively, "the properties"), both Texas limited partnerships in which the Partnership is a Limited Partner, were audited by the Internal Revenue Service (“IRS”) for tax years 2007, 2008 and 2009.  In its findings of those audits, the IRS asserted that the Low Income Housing Tax Credits (“LIHTCs”) for the properties should not have been claimed for those three years even though the Local General Partner for each of the properties represented on the tax returns that the taking of the LIHTCs was permissible.  The Partnership received notification that the IRS Appeals Division ruled in favor of the IRS findings.  The Partnership filed a Petition for Readjustment with the United States Tax Court for Pleasant Village. The Partnership did not file with the Tax Court for Grove Village. In June 2015, the Investors received tax due notices from the IRS for the Tax Credits (with interest) allocated to each Limited Partner relative to Grove Village for tax years 2007, 2008 and 2009.  Using IRS guidelines, WNC calculated the interest to be charged by the IRS based on the maximum Tax Credits allocated to each Limited Partner whether or not the Limited Partner used those Tax Credits. Based on that calculation of the estimated interest owed to the US Treasury for the Tax Credits taken in 2007, 2008 and 2009, the Partnership provided a distribution check to each Limited Partner during September 2015, using funds from the Partnership, a portion of which were advanced from the General Partner.  The Partnership also allocated 2010 Tax Credits to the Limited Partners for Grove Village and those Tax Credits (with interest) are owed back to the US Treasury.  The Partnership has obtained the Form 8609’s for Pleasant Village in June 2015.

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

As additional background, the Local General Partner stopped making the mortgage payment for Grove Village and Pleasant Village in May 2013.  To prevent the lender from commencing a foreclosure action against the properties and thereby eliminating any possibility of obtaining LIHTCs, WNC National Partners, LLC (“General Partner”), the general partner of the Partnership negotiated the purchase of the notes from the lender. Due to the purchase of the notes by WNC the properties were not at risk of foreclosure due to non-payment of the monthly mortgage payments.

In June 2013, the Partnership filed a lawsuit against the Local General Partner and the Guarantors.  The Partnership has now settled with the Local General Partner and its insurance carrier for $3,300,000.  To date all $3,300,000 has been paid.  The money has been used in part to reimburse the General Partner and fund reserves at the Partnership level.

Grove Village was sold in January 2015, and Pleasant Village was sold in March 2016 to unrelated third parties.  The sale proceeds were used to pay the mortgage note and fund reserves at the Partnership level.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three months ended June 30, 2015 and June 30, 2014, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the three months ended June 30, 2015, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2015 and June 30, 2014 and (v) the Notes to Condensed Financial Statements.

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

Date:  May 13, 2016

By:  /s/ Melanie R. Wenk
Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  May 13, 2016