Form 10-Q
period 2015-12-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2016-05-13
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer ___ Accelerated filer ___  Non-accelerated filer    X     Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No     X

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of December 31, 2015 and March 31, 2015	3

	Condensed Statements of Operations
	For the Three and Nine Months Ended December 31, 2015 and 2014	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Nine Months Ended December 31, 2015	5

	Condensed Statements of Cash Flows
	For the Nine Months Ended December 31, 2015 and 2014	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2015	March 31, 2015

ASSETS
Cash and cash equivalents	$136,395	$325,510
Investments in Local Limited Partnerships, net (Notes 2 and 3)	3,498,056	4,648,056
Due from affiliates, net (Note 5)	-	-
Other assets	7,743	-

Total Assets	$3,642,194	$4,973,566

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$287,593	$375,198
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	2,610,525	3,341,534

Total Liabilities	2,898,118	3,716,732

Partners’ Equity (Deficit):
General Partner
Limited Partners (25,000 Partnership Units authorized;	(17,118)	(16,853)
20,951, Partnership Units issued and outstanding)	761,194	1,273,687

Total Partners’ Equity (Deficit)	744,076	1,256,834

Total Liabilities and Partners’ Equity (Deficit)	$3,642,194	$4,973,566

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	2015		2014
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$3,558	$3,558	$3,558	$3,558

Operating expenses and loss:
Amortization (Note 2)	462	2,165	1,225	4,096
Asset management fees (Note 3)	29,107	87,321	40,901	122,703
Legal and accounting fees	75,152	322,093	67,817	266,936
Impairment loss (Note 1)	-	1,052,460	-	728,957
Write off of advances to Local
Limited Partnerships (Note 5)	-	177,000	170,880	1,229,390
Asset management expenses	1,677	5,066	5,785	20,437
Other	1,539	21,843	4,954	42,538

Total operating expenses and loss	107,937	1,667,948	291,562	2,415,057

Loss from operations	(104,379)	(1,664,390)	(288,004)	(2,411,499)

Equity in losses of Local
Limited Partnerships (Note 2)	(3,637)	(10,911)	(73,838)	(221,516)

Gain on sale of Local Limited Partnership	6,460	6,460	-	-

Other income	-	1,403,251	-	-

Interest income	32	96	3	58

Net loss	$(101,524)	$(265,494)	$(361,839)	$(2,632,957)

Net loss allocated to:
General Partner	$(102)	$(265)	$(362)	$(2,633)

Limited Partners	$(101,422)	$(265,229)	$(361,477)	$(2,630,324)

Net loss per Partnership Unit	$(5)	$(13)	$(17)	$(126)

Outstanding weighted Partnership Units	20,951	20,951	20,951	20,951

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2015	$(16,853)	$1,273,687	$1,256,834

Distributions	-	(247,264)	(247,264)

Net loss	(265)	(265,229)	(265,494)

Partners’ equity (deficit) at December 31, 2015	$(17,118)	$761,194	$744,076

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	2015	2014

Cash flows from operating activities:
Net loss	$(265,494)	$(2,632,957)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	2,165	4,096
Equity in losses of Local Limited Partnerships	10,911	221,516
Impairment loss	1,052,460	728,957
Write off of advances to Local Limited Partnerships	177,000	1,229,390
Decrease in accrued fees and expenses due to
General Partner and affiliates	(105,986)	(63,432)
Gain on sale of Local Limited Partnerships	(6,460)	-
Increase in other assets	(7,743)	(25,257)

Net cash provided by (used in) operating activities	856,853	(537,687)

Cash flows from investing activities:
Contributions to Local Limited Partnerships	(9,644)	-
Advances to Local Limited Partnerships	(177,000)	(963,423)
Reimbursement of advances made to Local Limited Partnerships	-	2,000,000
Net proceeds from sale of Local Limited Partnerships	6,460	-
Distributions received from Local Limited Partnerships	6,503	1,160

Net cash provided by (used in) investing activities	(173,681)	1,037,737

Cash flows from financing activities:
Advances received from General Partner and affiliates	-	811,140
Reimbursement of advances received from General Partner and affiliates	(872,287)	(1,314,439)

Net cash used in financing activities	(872,287)	(503,299)

Net decrease in cash and cash equivalents	(189,115)	(3,249)

Cash and cash equivalents , beginning of period	325,510	18,047

Cash and cash equivalents , end of period	$136,395	$14,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership has decreased its investments in Local Limited Partnerships and decreased its capital contributions payable for tax credits not generated.	$77,961	$-

Limited Partner equity was decreased and due to General Partner and affiliates was increased for distributions paid on behalf of the Partnership.	$247,264	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit.  The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. As of December 31, 2015 and March 31, 2015, a total of 20,951 Partnership Units remain outstanding.

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

For the Quarterly Period Ended December 31, 2015
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

For the Quarterly Period Ended December 31, 2015
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2015.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2015
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

During the nine months ended December 31,  2015, the Partnership entered into an Agreement to Gift with The Young Men’s Christian Association of Greater Seattle, a nonprofit corporation, for its Local Limited Partnership interest in 909 4th YMCA Limited Partnership (“909 4th”).  909 4th was appraised for $8,700,000 with an effective date in January 2015. The Partnership received reimbursements of $2,400 for appraisal expenses, $5,120 for legal fees, and $1,600 for sale valuation services. The Partnership incurred $2,660 of sales related expenses which were netted against the reimbursements from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of $6,460 was recorded during the period. The Compliance Period for 909 4th has expired so there is no risk of tax credit recapture to the investors.

Subsequent to December 31, 2015, the underlying Housing Complex of Pleasant Village Limited Partnership (“Pleasant Village”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. Pleasant Village was appraised for $1,800,000 and had a mortgage note balance of $5,344,000 as of December 31, 2014. The sale price was $2,450,000, of which $109,000 was used for third party brokerage fees, $22,000 was used for  the LIHTC recapture bond, $9,000 was paid to TDHCA, $235,000 was used to pay past due property taxes, $32,000 was used for prorated prepaid rents, and $10,000 was used to pay title fees, escrow fees and sale related expenses. Lastly there was $272,000 to remain in escrow for up to 90 days for any unforeseen payables or liens that are brought forward. Sale proceeds of $1,760,418 were paid to the Partnership, of which $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,343,923, the note had been acquired by Pleasant Village Lending Partner, LLC for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The remaining $1,135,418 is being held in the Partnership’s reserves and no distributions to partners are expected due to the fact that the Partnerships liabilities exceed the cash received. The Partnership has incurred approximately $8,000 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale.

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

For the Quarterly Period Ended December 31, 2015
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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2015, two of the remaining investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2015 and March 31, 2015, the Partnership had $136,395 and $325,510 in cash equivalents, respectively.

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

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the nine months ended December 31, 2015 and 2014 was $2,165 and $4,096, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the nine months ended December 31, 2015 and 2014, impairment loss related to investments in Local Limited Partnerships was $991,757 and $696,069, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the nine months ended December 31, 2015 and 2014, an impairment loss of $60,703 and $32,888, respectively, was recorded against related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2015 and March 31, 2015, the Partnership owns Local Limited Partnership interests in 6 and 7 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 346 and 366 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2015	For the Year Ended March 31, 2015
Investments per balance sheet, beginning of period	$4,648,056	$5,396,913
Distributions received from Local Limited Partnerships	(6,503)	-
Equity in losses of Local Limited Partnerships	(10,911)	(14,547)
Impairment loss	(1,052,460)	(728,957)
Tax credit adjustment	(77,961)	-
Amortization of acquisition fees and costs	(2,165)	(5,353)
Investments per balance sheet, end of period	$3,498,056	$4,648,056

	For the Nine Months Ended December 31, 2015	For the Year Ended March 31, 2015
Investments in Local Limited Partnerships, net	$3,462,925	$4,550,057
Acquisition fees and costs, net of accumulated amortization of $924 and $3,723.	35,131	97,999
Investments per balance sheet, end of period	$3,498,056	$4,648,056

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2015	2014

Revenues	$2,040,000	$3,408,000

Expenses:
Interest expense	690,000	910,000
Depreciation and amortization	405,000	1,241,000
Operating expenses	1,703,000	1,854,000
Total expenses	2,798,000	4,005,000

Net loss	$(758,000)	$(597,000)
Net loss allocable to the Partnership	$(757,000)	$(597,000)
Net loss recorded by the Partnership	$(11,000)	$(222,000)

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

For the Quarterly Period Ended December 31, 2015
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 2- INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

Subsequent to December 31 2015, the underlying Housing Complex of Pleasant Village Limited Partnership (“Pleasant Village”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. Pleasant Village was appraised for $1,800,000 and had a mortgage note balance of $5,344,000 as of December 31, 2014. The sale price was $2,450,000,of which $109,000 was used for third party brokerage fees, $22,000 was used for  the LIHTC recapture bond, $9,000 was paid to TDHCA, $235,000 was used to pay past due property taxes, $32,000 was used for prorated prepaid rents, and $10,000 was used to pay title fees, escrow fees and sale related expenses. Lastly there was $272,000 to remain in escrow for up to 90 days for any unforeseen payables or liens that are brought forward. Sale proceeds of $1,760,418 was paid to the Partnership, of which $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,343,923, the note had been acquired by Pleasant Village Lending Partner, LLC for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The remaining $1,135,418 is being held in the Partnership’s reserves and no distributions to partners are expected due to the fact that the Partnerships liabilities exceed the cash received. The Partnership has incurred approximately $8,000 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale.

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

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,468,670. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. As of December 31, 2015, the acquisition fees were fully amortized or impaired.

(b)
A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships.  As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $924 and $3,723 as of December 31, 2015 and March 31, 2015, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition costs is recorded, the accumulated amortization is reduced to zero at that time.

(c)
An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $87,321 and $122,703 were incurred during the nine months ended December 31, 2015 and 2014, respectively.  No payments were made during either of the nine months ended December 31, 2015 and 2014.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $552,713 and $540,942 during the nine months ended December 31, 2015 and 2014, respectively.

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

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. If an impairment loss related to the financing costs and interest is recorded, the accumulated amortization is reduced to zero at that time. As of December 31, 2015, the financing costs and interest were fully amortized and impaired.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(g)
Payables to the General Partner or affiliates at December 31, 2015 and March 31, 2015 represent advances amounting to $857,335 and 1,729,622, respectively, that had been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to two Local Limited Partnerships which were experiencing operational issues and $247,264 and $0, respectively, of distributions paid to the Limited Partners on behalf of the fund. Reimbursement of the payable of $872,287 and $773,080 were made during the nine months ended December 31, 2015 and 2014, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2015	March 31, 2015

Asset management fee payable	$1,334,485	$1,247,164
Reimbursement for expenses paid by the General Partner or affiliates	171,441	364,748
Payable to General Partner or affiliates	1,104,599	1,729,622

Total	$2,610,525	$3,341,534

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $287,593 and $375,198 at December 31, 2015 and March 31, 2015 represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of December 31, 2015 and March 31, 2015, the Partnership advanced $759,336 to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

As of December 31, 2015 and March 31, 2015, the Partnership advanced $2,656,422 and $2,519,422, respectively, to Pleasant Village, L.P., in which the Partnership is a limited partner. During the nine months ended December 31, 2015 $177,000 was advanced to Pleasant Village L.P., all of which was written off due to collectability. During the nine months ended December 31, 2014, $155,378 and $808,045 was advanced to Grove Village, L.P. (sold as of March 31, 2015) and Pleasant Village L.P., respectively. During the nine months ended December 31, 2014, total advances of $1,229,390 were written off due to collectability. The Partnership received settlement proceeds of $2,000,000 from the Local General Partner which were applied against the Pleasant village and Grove Village advances during the nine months ended December 31, 2015.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to December 31 2015, the underlying Housing Complex of Pleasant Village Limited Partnership (“Pleasant Village”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. Pleasant Village was appraised for $1,800,000 and had a mortgage note balance of $5,344,000 as of December 31, 2014. The sale price was $2,450,000,of which $109,000 was used for third party brokerage fees, $22,000 was used for  the LIHTC recapture bond, $9,000 was paid to TDHCA, $235,000 was used to pay past due property taxes, $32,000 was used for prorated prepaid rents, and $10,000 was used to pay title fees, escrow fees and sale related expenses. Lastly there was $272,000 to remain in escrow for up to 90 days for any unforeseen payables or liens that are brought forward. Sale proceeds of $1,760,418 was paid to the Partnership, of which $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,343,923, the note had been acquired by Pleasant Village Lending Partner, LLC for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The remaining $1,135,418 is being held in the Partnership’s reserves and no distributions to partners are expected due to the fact that the Partnerships liabilities exceed the cash received. The Partnership has incurred approximately $8,000 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2015 and 2014, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2015 consisted of $136,000 in cash and cash equivalents, $8,000 in other assets and aggregate investments in Local Limited Partnerships of $3,498,000. Liabilities at December 31, 2015 consisted of $288,000 of payables to Local Limited Partnerships and $2,611,000 in accrued fees and expenses due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014 The Partnership’s net loss for the three months ended December 31, 2015 was $102,000, reflecting a decrease of $260,000 from the $362,000  net loss experienced for the three months ended December 31, 2014. Write offs of advances to Local Limited Partnerships decreased by $171,000 for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The advances made to Local Limited Partnerships, and the probability of collection, can vary each period depending on the operations of the individual Local Limited Partnerships. Legal and accounting fees increased by $7,000 during the three months ended in December 31, 2015. The increase was mainly due to legal expenses related to the Appellate Hearing with the IRS regarding LIHTC’s for Pleasant Village and Grove Village. Asset management fees decreased by $12,000 during the three months ended December 31, 2015. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Asset management expenses decreased by $4,000 during the three months ended December 31, 2015. The decrease was due to fewer site visits performed from asset managers during the three months ended December 31, 2015. The equity in losses of Local Limited Partnerships decreased by $70,000 for the three months ended December 31, 2015. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. There was a $6,000 increase in gain on sale of Local Limited Partnerships for the three months ended December 31, 2015. The gain on sale in Local Limited Partnerships will vary from period to period depending on the values and sale proceeds of the Local Limited Partnership which were sold.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. continued

Nine Months Ended December 31, 2015 Compared to the Nine Months Ended December 31, 2014 The Partnership’s net loss for the nine months ended December 31, 2015 was $265,000, reflecting a decrease of approximately $2,368,000 from the $2,633,000 net loss experienced for the nine months ended December 31, 2014. During the nine months ended December 31, 2015, the Partnership received $1,300,000 in other income from insurance proceeds received related to the aforementioned litigation settlement, which was in turn used to offset against advances payables that had been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to two Local Limited Partnerships which were experiencing operational issues. In addition, the Partnership received $103,000 income from an escrow account which was released during the nine months ended December 31, 2015 compared to no such income received in the nine months ended December 31, 2014. Impairment loss increased by $324,000 for the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership.  Legal and accounting fees increased by $55,000 due mainly to expenses related to the Appellate Hearing with the IRS regarding the LIHTC’s for Pleasant Village and Grove Village. Write offs of advances to Local Limited Partnerships decreased by $1,052,000 for the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014. The advances made to Local Limited Partnerships, and the probability of collection, can vary each period depending on the operations of the individual Local Limited Partnerships. Asset management fees decreased by $35,000 during the nine months ended December 31, 2015. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Asset management expenses decreased by $15,000 during the nine months ended December 31, 2015 as discussed above. Also, amortization decreased by $2,000 during the nine months ended December 31, 2015 due to impairment of intangibles decreasing future amortization expense. The equity in losses of Local Limited Partnerships decreased by $211,000 for the nine months ended December 31, 2015.  Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Other expenses decreased by $21,000 during the nine months ended December 31, 2015, mainly due to consulting expenses incurred for Grove Village and Pleasant Village during the nine month ended December 31, 2014. There was a $6,000 increase in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2015 compared to the nine months ended December 31 2014, as discussed above.

Liquidity and Capital Resources

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014  The net decrease in cash and cash equivalents during the nine months ended December 31, 2015 was $189,000 compared to $3,000 net decrease in cash and cash equivalents during the nine months ended December 31, 2014. During the nine months ended December 31, 2015, the Partnership advanced $177,000 to Local Limited Partnerships compared to $963,000 advanced during the nine months ended December 31, 2014. The advances to troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. During the nine months ended December 31, 2015, the Partnership reimbursed the General Partner or an affiliate $553,000 for operating expenses paid on its behalf compared to $541,000 reimbursed during the nine months ended December 31, 2014. Also during the nine months ended December 31, 2015, the Partnership reimbursed the General Partner or an affiliate $872,287 for advances made to the Partnership, compared to $1,314,000 reimbursed during the nine months ended December 31, 2014. During the nine months ended December 31, 2014, the Partnership received $811,000 of advances from the General Partner or affiliates compared to no advances received during the nine months ended December 31, 2015. $2,000,000 was received during the nine months ended December 31, 2014 from a Local Limited Partnership for reimbursement of advances made by the Partnership.  Additionally, during the nine months ended December 31, 2015, the Partnership received $7,000 in distributions compared to $1,000 received during the nine months ended December 31, 2014. Distributions fluctuate from year to year due to the fact that Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnerships' cash flows will allow for the payment. During the nine months ended December 31, 2015, the Partnership received $1,300,000 in litigation settlement income and $103,000 from escrow account as discussed above. Gain on sale of Local Limited Partnerships increased by $6,000 for the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014. The gain on sale in Local Limited Partnerships will vary from period to period depending on the values and sale proceeds of the Local Limited Partnership which were sold.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  continued

During the nine months ended December 31, 2015, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, decreased by $731,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2015, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2017.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continue

During the year ended March 31, 2015, the underlying Housing Complex of Grove Village Limited Partnership (“Grove Village”) was sold resulting in the termination of the Partnership’s Local Limited Partnership interest. Grove Village was appraised for $1,700,000 and had a mortgage note balance of $5,756,079 as of December 31, 2013. The sale price was $1,690,000, of which approximately $99,000 was used for third party brokerage fees, $239,000 was used for liens held by the City of Dallas for past due water and sewer fees, $36,000 was used for corporate liens, $77,000 was used for liens in litigation, $8,000 was paid to TDHCA, $129,000 was used to pay past due property taxes, $60,000 was used to pay past due payables, and $10,000 was used for prorated prepaid rents. Lastly there was $100,000 to remain in escrow for 60 days for any unforeseen payables or liens are brought forward. After a deduction of $7,944 in escrow expenses, $92,056 was reimbursed to the Partnership in April 2015. Of the balance, $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,756,079, the note had been acquired by Associates for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The difference between $5,756,079 and $625,000 is cancelation of debt income and will flow through to the investors as such. It will appear on the 2015 Forms K-1, as will all results of the sale. To date, proceeds of $409,495 have been received by the Partnership, of which $103,251 was received during the nine months ended December 31, 2015 and included in other income. These proceeds are being held in the Partnership’s reserves and no distributions to partners are expected. The Partnership has incurred $43,509 approximately in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance in Grove Village immediately prior to the sale was zero; and $99,130 of capital contributions payable were written off resulting in a gain of $361,865. Additional gains could be recognized due to the cancellation of debt income. Due the fact that 8609’s were never obtained for Grove Village there is no applicable Compliance Period.

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

Subsequent to December 31 2015, the underlying Housing Complex of Pleasant Village Limited Partnership (“Pleasant Village”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. Pleasant Village was appraised for $1,800,000 and had a mortgage note balance of $5,344,000 as of December 31, 2014. The sale price was $2,450,000,of which $109,000 was used for third party brokerage fees, $22,000 was used for  the LIHTC recapture bond, $9,000 was paid to TDHCA, $235,000 was used to pay past due property taxes, $32,000 was used for prorated prepaid rents, and $10,000 was used to pay title fees, escrow fees and sale related expenses. Lastly there was $272,000 to remain in escrow for up to 90 days for any unforeseen payables or liens that are brought forward. Sale proceeds of $1,760,418 was paid to the Partnership, of which $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,343,923, the note had been acquired by Pleasant Village Lending Partner, LLC for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The remaining $1,135,418 is being held in the Partnership’s reserves and no distributions to partners are expected due to the fact that the Partnerships liabilities exceed the cash received. The Partnership has incurred approximately $8,000 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2015 and 2014, (iii) the Condensed Statements of Partners’ Equity (Deficit) for the nine months ended December 31, 2015 (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2015 and 2014 and (v) the Notes to Condensed Financial Statements.

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