Form 10-K
period 2016-03-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2016-07-18
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit.  The required minimum offering amount of $1,400,000 was achieved by December 14, 2005.  Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.”  As of March 31, 2016 and 2015, a total of 20,931 and 20,951 Partnership Units, respectively, remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits.  The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.  This offering was closed on September 21, 2006.

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

The Partnership originally invested in ten Local Limited Partnerships, five of which have been sold or otherwise disposed of as of March 31, 2016. Each of these Local Limited Partnerships owns or owned a Housing Complex that is eligible for the Federal Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low or moderate income housing.

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

During the year ended March 31, 2015, the underlying Housing Complex of Grove Village Limited Partnership (“Grove Village”) was sold resulting in the termination of the Partnership’s Local Limited Partnership interest. Due the fact that 8609’s were never obtained for Grove Village there is no applicable Compliance Period.  During the year ended March 31, 2016, escrows totaling $186,040 were released to the Partnership and included in other income.

During the year ended March 31, 2016, the Partnership entered into an Agreement to Gift with The Young Men’s Christian Association of Greater Seattle, a nonprofit corporation, for its Local Limited Partnership interest in 909 4th YMCA Limited Partnership (“909 4th”).  909 4th was appraised for $8,700,000 with an effective date in January 2015. The Partnership received reimbursements of $2,400 for appraisal expenses, $5,120 for legal fees, and $2,208 for sale valuation services. The Partnership incurred $7,968 of sales related expenses which were netted against the reimbursements from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of $1,760 was recorded during the period. The Compliance Period for 909 4th has expired so there is no risk of tax credit recapture to the investors.

During the year ended March 31, 2016, the underlying Housing Complex of Pleasant Village Limited Partnership (“Pleasant Village”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. Pleasant Village was appraised for $1,800,000 and had a mortgage note balance of $5,344,000 as of December 31, 2015. The sales price was $2,450,000, of which $109,000 was used for third party brokerage fees, $22,000 was used for  the LIHTC recapture bond, $9,000 was paid to TDHCA, $235,000 was used to pay past due property taxes, $32,000 was used for prorated prepaid rents and $10,000 was used to pay title fees, escrow fees and sale related expenses. Lastly there was $272,000 to remain in escrow for up to 90 days for any unforeseen payables or liens that are brought forward. Sale proceeds of $1,760,418 were paid to the Partnership, of which $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,343,923, the note had been acquired by Pleasant Village Lending Partner, LLC for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The remaining $1,135,418 is being held in the Partnership’s reserves and no distributions to partners are expected due to the fact that the Partnership’s liabilities exceed the cash received. The Partnership has incurred $19,947 in sales related expenses which were netted against the proceeds from the sale for calculating the gain on the sale. The investment balance at the time of the sale was $0 and capital contributions payable of $42,480 were written off at the time of the sale resulting in a gain of $1,157,951.

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

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships.    In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values equal to or less than the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships.  As of March 31, 2016, 2015 and 2014, the Partnership had reduced the carrying amount to $0 with respect to one, three and four of its remaining investments, respectively.

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

For each of the years ended March 31, 2016, 2015 and 2014, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2016, 2015 and 2014, impairment loss related to investments in Local Limited Partnerships was $1,052,460, $728,957 and $1,876,679, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner and the capital contributions payable to Local Limited Partnerships.  The asset management fees payable increased by approximately $112,000, $156,000, and $164,000, for the years ended March 31, 2016, 2015 and 2014, respectively. The payables due to the Local Limited Partnerships increased (decreased) by approximately $(130,000), $(99,000), and $0, for the years ended March 31, 2016, 2015 and 2014, respectively.  The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships.  The future annual asset management fees will equal approximately $68,000 per year through the termination of the Partnership, which must occur no later than December 31, 2070.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing contractual obligations  and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2017.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2016		As of December 31, 2015
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	$1,895,000	$1,895,000	24	$2,268,000	$675,000

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	4,744,000	4,499,000	20	6,029,000	519,000

FDI-Country Square, LTD.	Lone Star, Texas	Fieser Holdings, Inc.	605,000	605,000	24	823,000	562,000

FDI-Park Place, LTD.	Bellville, Texas	Fieser Holdings, Inc.	758,000	758,000	40	1,068,000	1,050,000

Head Circle, L.P.	Ruleville, Mississippi	SEMC, Inc.	464,000	464,000	38	657,000	1,339,000

Pleasant Village, L.P. (2)	Dallas, Texas	Walker Guardian LLC	N/A	N/A	200	3,721,000	5,344,000

			$8,466,000	$8,221,000	346	$15,252,000	$9,489,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if the Housing Complexes are retained and rented in compliance with credit rules for the Compliance Period.  Approximately 82% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships.

(2)	The Local Limited Partnership was disposed of subsequent to December 31, 2015, but prior to March 31, 2016.

	For the year ended December 31, 2015
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Crestview Housing, L.P.	$129,000	$(53,000)	99.98%

Davenport Housing VII, L.P.	112,000	(179,000)	99.98%

FDI-Country Square, LTD.	149,000	(6,000)	99.98%

FDI-Park Place, LTD.	210,000	(39,000)	99.98%

Head Circle, L.P.	275,000	(38,000)	99.98%

Pleasant Village, L.P. (1)	1,468,000	(3,204,000)	99.98%

	$2,343,000	$(3,519,000)

(1)	The Local Limited Partnership was disposed of subsequent to December 31, 2015, but prior to March 31, 2016.

WNC Housing Tax Credit Fund VI, L.P., Series 13
				Occupancy Rates As of December 31,

Local Limited Partnership Name	Location	General Partner Name	2015	2014	2013	2012	2011

909 4th YMCA, L.P.	Seattle, Washington	YMCA of Greater Seattle	N/A	85%	80%	100%	100%

Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	100%	96%	96%	100%	100%

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	100%	100%	100%	100%	95%

FDI-Country Square, LTD.	Lone Star, Texas	Fieser Holdings, Inc.	100%	100%	88%	100%	96%

FDI-Park Place, LTD.	Bellville, Texas	Fieser Holdings, Inc.	85%	83%	85%	75%	95%

Grove Village, L.P.	Dallas, Texas	Walker Guardian LLC	N/A	48%	46%	**	74%

Head Circle, L.P.	Ruleville, Mississippi	SEMC, Inc.	85%	97%	100%	100%	95%

Pleasant Village, L.P.	Dallas, Texas	Walker Guardian LLC	85%	85%	65%	80%	76%
			89%	73%	65%	86%	81%

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

(b)	At March 31, 2016, there were 958 Limited Partners, and there were no assignees of Partnership Units who were not admitted as Limited Partners.

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

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2016.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2016	2015	2014	2013	2012
ASSETS

Cash and cash equivalents	$315,082	$325,510	$18,047	$161,924	$182,459
Investments in Local Limited Partnerships, net	3,235,861	4,648,056	5,396,913	7,636,679	8,318,507
Due from affiliates, net	-	-	2,265,967	-	-
Other asset	2,643	-	6,500	-	-

Total Assets	$3,553,586	$4,973,566	$7,687,427	$7,798,603	$8,500,966

LIABILITIES

Payables to Local Limited Partnerships	$245,113	$375,198	$474,328	$474,328	$474,328
Accrued fees and expenses due to General Partner and affiliates	1,874,186	3,341,534	3,548,586	1,018,170	768,308

Total Liabilities	2,119,299	3,716,732	4,022,914	1,492,498	1,242,636

PARTNERS’ EQUITY	1,434,287	1,256,834	3,664,513	6,306,105	7,258,330

Total Liabilities and Partners’ Equity	$3,553,586	$4,973,566	$7,687,427	$7,798,603	$8,500,966

Selected results of operations, cash flows, and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2016	2015	2014	2013	2012
Loss from operations (Note 1)	$(1,942,059)	$(2,755,058)	$(2,300,623)	$(678,906)	$(485,542)
Equity in losses of Local Limited Partnerships	(279,147)	(14,547)	(341,021)	(273,439)	(353,492)
Other income	1,486,040	-	-	-	-
Gain on sale of Local Limited Partnerships	1,159,711	361,865	-	-	-
Interest income	172	61	52	120	441
Net income (loss)	$424,717	$(2,407,679)	$(2,641,592)	$(952,225)	$(838,593)

Net income (loss) allocated to:
General Partner	$425	$(2,408)	$(2,642)	$(952)	$(839)

Limited Partners	$424,292	$(2,405,271)	$(2,638,950)	$(951,273)	$(837,754)

Net income (loss) per Partnership Unit	$20.27	$(114.80)	$(125.84)	$(45.36)	$(39.93)
Outstanding Weighted
Partnership Units	20,931	20,951	20,971	20,971	20,981

Note 1 – Loss from operations for the years ended March 31, 2016, 2015, 2014, 2013, and 2012 includes a charge for impairment losses on investments in Local Limited Partnerships of $1,052,460, $728,957, $1,876,679, $339,689 and $215,952, respectively (see Note 2 to the audited financial statements).

		For the Years Ended March 31,
	2016	2015	2014	2013	2012
Net cash provided by (used in):
Operating activities	$701,050	$(490,559)	$(4,141)	$(20,535)	$(51,360)
Investing activities	879,043	1,194,631	(2,265,967)	-	(2,124,000)
Financing activities	(1,590,521)	(396,609)	2,126,231	-	-

Net change in cash and cash equivalents	(10,428)	307,463	(143,877)	(20,535)	(2,175,360)

Cash and cash equivalents, beginning of period	325,510	18,047	161,924	182,459	2,357,819

Cash and cash equivalents, end of period	$315,082	$325,510	$18,047	$161,924	$182,459

Low Income Housing Tax Credits per Partnership Unit were as follows for the year and period ended December 31:

	2015	2014	2013	2012	2011

Federal	$115	$51	$51	$51	$51
State	-	-	-	-	-

Total	$115	$51	$51	$51	$51

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

Financial Condition

The Partnership’s assets at March 31, 2016 consisted of $315,000 in cash and cash equivalents, investments in Local Limited Partnerships of $3,236,000 (See “Method of Accounting for Investments in Local Limited Partnerships), and other assets of $3,000. Liabilities at March 31, 2016 consisted of $245,000 of payables due to Local Limited Partnerships and $1,874,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2016 Compared to Year Ended March 31, 2015 The Partnership’s net income for the year ended March 31, 2016 was  $425,000, reflecting an increase of $2,833,000 from the net loss for the year ended  March 31, 2015 of $2,408,000. The increase in net income is partially due to an increase of $798,000 in gain on sale of Local Limited Partnerships for the year ended March 31, 2016.  The gain and loss on sale of Local Limited Partnerships will vary from period to period depending on the values and sale prices of the housing complexes that have been identified for disposition and the closing dates of such transactions. Write off of advances to Local Limited Partnerships decreased by $1,106,000 for the year ended March 31, 2016 compared to the year ended March 31, 2015. The advances made to Local Limited Partnerships, and the probability of collection, can vary each period depending on the operations of the individual Local Limited Partnerships. Additionally, impairment loss increased by $324,000 for the year ended March 31, 2016. Impairment loss varies from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. There was a decrease in accounting and legal fees of $118,000 for the year ended March 31, 2016 compared to the year ended March 31, 2015 due to less legal services related to LIHTC’s for Pleasant Village and Grove Village during the year ended March 31, 2016. Asset management fees decreased by $44,000 during the year ended March 31, 2016. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Also, amortization decreased by $3,000 during the year ended March 31, 2016 due to the fact that intangibles were partially impaired during the first quarter, therefore decreasing the future amortization expense. Asset management expenses decreased by $19,000 during the year ended March 31, 2016. The asset management expenses vary from period to period depending on the number of site visits to the Local Limited Partnerships from asset managers during the year.    The write off of other assets decreased by $3,000 during the year ended March 31, 2016. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Other expenses increased by $204,000 during the year ended March 31, 2016, mainly due to consulting expenses incurred for Pleasant Village. Equity in losses increased by $265,000 for the year ended March 31, 2016 due to operations of the underlying Housing Complexes fluctuating form period to period. Other income increased by $1,486,000 for the year ended March 31, 2016 due to the Partnership receiving $1,300,000 from insurance proceeds received related to the aforementioned litigation settlement, which was used to reimburse advances payable to the General Partner or an affiliate. In addition, the Partnership received $186,000 from the release of an escrow account from the sale of a Local Limited Partnership during the year ended March 31, 2015. Reporting fees increased by $8,000 and distribution income increased by $39,000 for the year ended March 31, 2016 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2016 Compared to Year Ended March 31, 2015 The net decrease in cash and cash equivalents during the year ended March 31, 2016 was $10,000 compared to a net increase in cash and cash equivalents during the year ended March 31, 2015 of $307,000. During the year ended March 31, 2016, the Partnership advanced $229,000 to Local Limited Partnerships compared to $1,068,000 advanced during the year ended March 31, 2015. The advances to troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The Partnership reimbursed the General Partner or an affiliate $630,000 for operating expenses paid on its behalf during the year ended March 31, 2016, compared to $541,000 reimbursed during the year ended March 31, 2015. Also during the year ended March 31, 2016, the Partnership reimbursed the General Partner or an affiliate $1,591,000 for advances made to the Partnership, compared to $1,314,000 reimbursed during the year ended March 31, 2015. During the year ended March 31, 2015, $2,000,000 was received for reimbursement of advances made by the Partnership to certain Local Limited Partnerships.  Additionally, during year ended March 31, 2016, gain on sale of Local Limited Partnerships increased by $798,000. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sale proceeds of the Local Limited Partnerships which were sold. Reporting fees increased by $8,000 and distribution income increased by $39,000 for the year ended March 31, 2016. The Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for payments. During the year ended March 31, 2016, the Partnership received $1,300,000 in litigation settlement income and $186,000 from the release of an escrow account, as discussed above.

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014 The net increase in cash and cash equivalents during the year ended March 31, 2015 was $307,000 compared to a net decrease in cash and cash equivalents during the year ended March 31, 2014 of $144,000. The change was partially due to the $263,000 net proceeds received for the disposition of the Local Limited Partnerships during the year ended March 31, 2015. Proceeds from sale of Local Limited Partnerships will vary from period to period depending on the values and sale prices of the housing complexes that have been identified for disposition and the closing dates of such transactions. During the year ended March 31, 2015 the Partnership advanced $1,068,000 to Local Limited Partnerships compared $2,266,000 advanced during the year ended March 31, 2014. The advances made to troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The Partnership paid $541,000 to the General Partner or an affiliate as reimbursement for operating expenses that were paid on the Partnership’s behalf during the year ended March 31, 2015 compared to the $10,000 reimbursed during the year ended March 31, 2014. During the year ended March 31, 2015, the Partnership received $918,000 of advances from the General Partner or affiliate compared to $2,126,000 received during the year ended March 31, 2014. The funds were used to make advances to the Local Limited Partnerships that were experiencing operational issues. Litigation settlement proceeds of $2,000,000 were received during the year ended March 31, 2015. In addition, the Partnership reimbursed the General Partner or affiliates $1,314,000 during the year ended March 31, 2015 for advances that had been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to two Local Limited Partnerships which were experiencing operational issues. Reporting fees increased by $2,000 and distribution income decreased by $1,000 for the year ended March 31, 2015. The Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for payments.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased (decreased) by approximately $(1,467,000), $(207,000) and $2,530,000, for the years ended March 31, 2016, 2015 and 2014, respectively.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2017.

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

Grove Village and Pleasant Village, both Texas limited partnerships in which the Partnership was a limited partner, were audited by the Internal Revenue Service (“IRS”) for tax years 2007, 2008 and 2009. In its findings of those audits, the IRS asserted that the low income housing tax credits (“LIHTCs”) for Grove Village and Pleasant Village should not have been claimed for those three years. As of the year-end for each of tax years 2007, 2008, 2009, and 2010 the IRS Forms 8609 had not been issued by the Texas Department of Housing & Community Affairs (“TDHCA”), which is contrary to the representation made by the general partner (the “Local General Partner”) of Grove Village and Pleasant Village on their respective tax returns.

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

In June 2013, the Partnership filed a lawsuit against the Local General Partner and the guarantors of the LIHTCs. Discussions were commenced with the Local General Partner’s insurance carrier and counsel to determine whether a settlement of the claims could be reached. The Partnership settled with the Local General Partner regarding the contract claims for $2,000,000; on the Partnership’s books this amount was applied against receivables due from Local Limited Partnerships. The Partnership settled with the insurance carrier regarding the negligence claims and $1,300,000 was received in August 2015, and is included in other income on the accompanying statements of operations. This amount was applied against advance payable that had been made to the Partnership by the General Partner or affiliates.

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

During the year ended March 31, 2015, the Housing Complex of Grove Village was sold. Due to the fact that 8609’s were never obtained for Grove Village, there is no applicable Compliance Period. During the year ended March 31, 2016, escrows totaling $186,040 were released to the Partnership and included in other income.

As discussed earlier in Part I, during the year ended March 31, 2016, the underlying Housing complex of Pleasant Village was sold.

In May of 2016 the Judge in the United State Tax Court case of Pleasant Village Limited Partnership et.al.v. Commissioner of Internal Revenue issued an Order and Decision in favor of Pleasant Village for the tax years 2007, 2008 and 2009. As a result, the IRS did not recapture the Tax Credits claimed by the Investors of the Partnership for those three years.

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total

Asset management fees (1)	$1,942,651	$68,465	$68,465	$68,465	$68,465	$3,354,785	$5,571,296
Payable to Local Limited Partnerships	245,113	-	-	-	-	-	245,113
Total contractual obligations	$2,187,764	$68,465	$68,465	$68,465	$68,465	$3,354,785	$5,816,409

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2070. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2016 until December 31, 2070. Amounts due to the General Partner as of March 31, 2016 have been included in the 2017 column.  The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 13

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 13 (the "Partnership") as of March 31, 2016 and 2015, and the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2016. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $2,457,282 and $4,128,553 of the total Partnership assets as of March 31, 2016 and 2015, respectively, and $(181,427), $24,345 and $(290,828) of income (loss) of the total Partnership loss for the years ended March 31, 2016, 2015 and 2014, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 13 as of March 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to each of the years in the three-year period ended March 31, 2016 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule is the responsibility of WNC Housing Tax Credit Fund VI, L.P., Series 13's management. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP.

Bethesda, Maryland
July 18, 2016

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Davenport Housing VII, L.P. Davenport, Iowa

We have audited the accompanying financial statements of Davenport Housing VII, L.P., which comprise the balance sheets as of December 31, 2015 and 2014 and the related statements of operations, changes in partners' equity and cash flows for the years the ended, and the related notes to the financial statements.

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

Member of: PCAOB - Public Company Accounting Oversight Board
AICPA: Center for Public Company Audit Firms (SEC) • Governmental Audit Quality Center • Private Companies Practice Section (PCPS)
3421 N. Causeway Blvd., Suite 701 • Metairie, LA 70002 • Telephone (504) 837-0770 • Fax (504) 837-7102 www.pmlcpa.com

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davenport Housing VII, L.P. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Report on Supplemental Information

Our audit was conducted for the purpose of forming an opinion on the financial statements as a whole. The Schedule of Expenses is presented for purposes of additional analysis and is not a required part of the financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

Metairie, Louisiana April 13, 2016

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2016	2015
ASSETS
Cash and cash equivalents	$315,082	$325,510
Investments in Local Limited Partnerships, net (Notes 2 and 3)	3,235,861	4,648,056
Due from affiliates, net (Note 6)	-	-
Other assets	2,643	-
Total Assets	$3,553,586	$4,973,566

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$245,113	$375,198
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	1,874,186	3,341,534
Total Liabilities	2,119,299	3,716,732

Partners’ Equity (Deficit)
General Partner	(16,428)	(16,853)
Limited Partners (25,000 Partnership Units authorized, 20,931 and 20,951 Partnership Units issued and outstanding, respectively)	1,450,715	1,273,687

Total Partners’ Equity (Deficit)	1,434,287	1,256,834

Total Liabilities and Partners’ Equity (Deficit)	$3,553,586	$4,973,566

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2016	2015	2014
Operating income:
Reporting fees	$15,291	$6,811	$4,791
Distribution income	38,957	-	1,016

Total operating income	54,248	6,811	5,807

Operating expenses and loss:
Amortization	2,627	5,353	22,066
Asset management fees	111,977	155,741	163,604
Asset management expenses	6,380	25,600	33,144
Accounting and legal fees	330,768	449,230	155,436
Write off of advances to Local Limited Partnerships (Note 6)	228,544	1,334,071	-
Write off of other assets	-	3,250	-
Impairment loss	1,052,460	728,957	1,876,679
Other	263,551	59,667	55,501

Total operating expenses and loss	1,996,307	2,761,869	2,306,430

Loss from operations	(1,942,059)	(2,755,058)	(2,300,623)

Equity in losses of Local Limited Partnerships	(279,147)	(14,547)	(341,021)

Other income	1,486,040	-	-

Gain on sale of Local Limited Partnerships	1,159,711	361,865	-

Interest income	172	61	52

Net income (loss)	$424,717	$(2,407,679)	$(2,641,592)

Net income (loss) allocated to:
General Partner	$425	$(2,408)	$(2,642)

Limited Partners	$424,292	$(2,405,271)	$(2,638,950)

Net income (loss) per Partnership Unit	$20.27	$(114.80)	$(125.84)

Outstanding weighted Partnership Units	20,931	20,951	20,971

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2016, 2015 and 2014

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2013	$(11,803)	$6,317,908	$6,306,105

Net loss	(2,642)	(2,638,950)	(2,641,592)

Partners’ equity (deficit) at March 31, 2014	(14,445)	3,678,958	3,664,513

Net loss	(2,408)	(2,405,271)	(2,407,679)

Partners’ equity (deficit) at March 31, 2015	(16,853)	1,273,687	1,256,834

Distributions	-	(247,264)	(247,264)

Net income	425	424,292	424,717

Partners’ equity (deficit) at
March 31, 2016	$(16,428)	$1,450,715	$1,434,287

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$424,717	$(2,407,679)	$(2,641,592)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	2,627	5,353	22,066
Equity in losses of Local Limited Partnerships	279,147	14,546	341,021
Impairment loss	1,052,460	728,957	1,876,679
(Increase) decrease in other assets	(2,643)	6,500	(6,500)
Gain on sale of Local Limited Partnerships	(1,159,711)	(361,865)	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(124,091)	189,558	404,185
Write off of advances to Local Limited Partnerships	228,544	1,334,071	-

Net cash provided by (used in) operating activities	701,050	(490,559)	(4,141)

Cash flows from investing activities:
Contributions to Local Limited Partnerships	(9,644)	-	-
Advances to Local Limited Partnerships	(228,544)	(1,068,104)	(2,265,967)
Reimbursement of advances made to Local Limited Partnerships	-	2,000,000	-
Net proceeds from sale of Local Limited Partnerships	1,117,231	262,735	-

Net cash provided by (used in) investing activities	879,043	1,194,631	(2,265,967)

Cash Flows from financing activities:
Advances received from General Partner and affiliates	-	917,830	2,126,231
Reimbursement of advances received from General Partner and affiliates	(1,590,521)	(1,314,439)	-

Net cash provided by (used in) financing activities	(1,590,521)	(396,609)	2,126,231

Net increase (decrease) in cash and cash equivalents	(10,428)	307,463	(143,877)

Cash and cash equivalents, beginning of period	325,510	18,047	161,924

Cash and cash equivalents, end of period	$315,082	$325,510	$18,047
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS, continued

For the Years Ended March 31, 2016, 2015 and 2014

	2016	2015	2014
NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership has decreased its investments in Local Limited Partnerships and decreased its capital contributions payable for tax credits not generated	$77,961	$-	$-

Limited Partner equity was decreased and due to General Partner and affiliates was increased for distributions paid on behalf of the Partnership.	$247,264	$-	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2016, 2015 and 2014

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit.  The required minimum offering amount of $1,400,000 was achieved by December 14, 2005.  Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of March 31, 2016 and 2015, a total of 20,931 and 20,951 Partnership Units, respectively, remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits.  The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.  This offering was closed on September 21, 2006.

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

For the Years Ended March 31, 2016, 2015 and 2014

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

For the Years Ended March 31, 2016, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2017.

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

During the year ended March 31, 2015, the underlying Housing Complex of Grove Village Limited Partnership (“Grove Village”) was sold resulting in the termination of the Partnership’s Local Limited Partnership interest. Due the fact that 8609’s were never obtained for Grove Village there is no applicable Compliance Period.  During the year ended March 31, 2016, escrows totaling $186,040 were released to the Partnership and included in other income.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended March 31, 2016, the Partnership entered into an Agreement to Gift with The Young Men’s Christian Association of Greater Seattle, a nonprofit corporation, for its Local Limited Partnership interest in 909 4th YMCA Limited Partnership (“909 4th”).  909 4th was appraised for $8,700,000 with an effective date in January 2015. The Partnership received reimbursements of $2,400 for appraisal expenses, $5,120 for legal fees, and $2,208 for sale valuation services. The Partnership incurred $7,968 of sales related expenses which were netted against the reimbursements from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of $1,760 was recorded during the period. The Compliance Period for 909 4th has expired so there is no risk of tax credit recapture to the investors.

During the year ended March 31, 2016, the underlying Housing Complex of Pleasant Village Limited Partnership (“Pleasant Village”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. Pleasant Village was appraised for $1,800,000 and had a mortgage note balance of $5,344,000 as of December 31, 2015. The sales price was $2,450,000, of which $109,000 was used for third party brokerage fees, $22,000 was used for  the LIHTC recapture bond, $9,000 was paid to TDHCA, $235,000 was used to pay past due property taxes, $32,000 was used for prorated prepaid rents and $10,000 was used to pay title fees, escrow fees and sale related expenses. Lastly there was $272,000 to remain in escrow for up to 90 days for any unforeseen payables or liens that are brought forward. Sale proceeds of $1,760,418 were paid to the Partnership, of which $625,000 was used for repayment of the mortgage note. Although the note was being carried on the books at $5,343,923, the note had been acquired by Pleasant Village Lending Partner, LLC for $625,000. The new loan holder accepted $625,000 as payment in full, although it was entitled to the full outstanding amount. The remaining $1,135,418 is being held in the Partnership’s reserves and no distributions to partners are expected due to the fact that the Partnership’s liabilities exceed the cash received. The Partnership has incurred $19,947 in sales related expenses which were netted against the proceeds from the sale for calculating the gain on the sale. The investment balance at the time of the sale was $0 and capital contributions payable of $42,480 were written off at the time of the sale resulting in a gain of $1,157,951.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income. As of March 31, 2016 and 2015, one and three, respectively, of the investment balances had reached zero.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of  March 31, 2016  and March 31, 2015, the Partnership had $315,082  and $325,510  in cash equivalents, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Net Income (Loss) Per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing income (loss) allocated to Limited Partners by the weighted average Partnership Units outstanding during the period.  Calculation of diluted net income (loss) per Partnership Unit is not required.

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

Amortization

Acquisition fees and costs included in investments in Local Limited Partnerships were being amortized over 27.5 years using the straight-line method. Amortization expense for the years ended March 31, 2016, 2015 and 2014 was $2,627, $5,353 and $22,066, respectively. Future estimated amortization expense for each of the years through March 31, 2021 is $2,627.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2016, 2015 and 2014, impairment loss related to investments in Local Limited Partnerships was $991,757, $696,069 and $568,391, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the years ended March 31, 2016, 2015 and 2014, an impairment loss of $60,703, $32,888 and  $1,308,288, respectively, was recorded against related intangibles.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2016 and 2015, the Partnership has acquired limited partnership interests in 5 and 7 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 146 and 366 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2016 and 2015 is approximately $8,156,000, and $14,754,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnerships’ financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

At March 31, 2016 and 2015, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnerships’ estimate of its share of losses for the years ended March 31, 2016, 2015 and 2014, amounting to approximately $38,000, $4,607,000 and $3,351,000, respectively, have not been recognized. As of March 31, 2016, the aggregate share of net losses not recognized by the Partnership amounted to $78,000.

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the years ended March 31, 2016, 2015 and 2014, impairment loss related to investments in Local Limited Partnerships was $991,757, $696,069 and $568,391, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During year ended March 31, 2016, 2015 and 2014, an impairment loss of $60,703, $32,888, and $1,308,288, respectively, was recorded against related intangibles.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

	For the Years Ended March 31,
	2016	2015	2014
Investments per balance sheet, beginning of year	$4,648,056	$5,396,913	$7,636,679
Equity in losses of Local Limited Partnerships	(279,147)	(14,545)	(341,021)
Impairment loss	(1,052,460)	(728,957)	(1,876,679)
Tax credit adjustments	(77,961)	-	-
Amortization of acquisition fees and costs	(2,627)	(5,353)	(22,057)
Amortization of warehouse interest and costs	-	-	(9)

Investments per balance sheet, end of year	$3,235,861	$4,648,056	$5,396,913

	For the Years Ended March 31,
	2016	2015	2014

Investments in Local Limited Partnerships, net	$3,201,192	$4,550,057	$5,260,673
Acquisition fees and costs, net of accumulated amortization of $1,386, $3,723 and $4,891	34,669	97,999	136,240
Investments per balance sheet, end of year	$3,235,861	$4,648,056	$5,396,913

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

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

COMBINED CONDENSED BALANCE SHEETS

	2015	2014
ASSETS
Buildings and improvements, net of accumulated depreciation of $3,318,000 and $8,595,000, respectively	$13,738,000	$28,814,000
Land	645,000	828,000
Other assets	803,000	1,656,000
Total Assets	$15,186,000	$31,298,000

LIABILITIES

Mortgage and construction loans payable	$9,489,000	$15,035,000
Due to related parties	4,678,000	9,689,000
Other liabilities	7,231,000	10,952,000
Total Liabilities	21,398,000	35,676,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 13	(4,920,000)	(10,106,000)
Other partners	(1,292,000)	5,727,000
Total Partners’ Equity	6,212,000	(4,379,000)
Total Liabilities and Partners’ Equity	$15,186,000	$31,298,000

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014	2013

Revenues	$2,574,000	$4,471,000	$4,544,000

Expenses:
Operating expenses	2,519,000	4,565,000	4,697,000
Interest expense	938,000	1,719,000	867,000
Impairment loss	2,184,000	1,890,000	1,767,000
Depreciation and amortization	452,000	920,000	799,000

Total expenses	6,093,000	9,094,000	8,130,000

Net loss	$(3,519,000)	$(4,623,000)	$(3,586,000)

Net loss allocable to the Partnership	$(3,518,000)	$(4,622,000)	$(3,586,000)

Net loss recorded by the Partnership	$(279,000)	$(15,000)	$(341,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014
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

Grove Village and Pleasant Village, both Texas limited partnerships in which the Partnership was a limited partner, were audited by the Internal Revenue Service (“IRS”) for tax years 2007, 2008 and 2009. In its findings of those audits, the IRS asserted that the low income housing tax credits (“LIHTCs”) for Grove Village and Pleasant Village should not have been claimed for those three years. As of the year-end for each of tax years 2007, 2008, 2009, and 2010 the IRS Forms 8609 had not been issued by the Texas Department of Housing & Community Affairs (“TDHCA”), which is contrary to the representation made by the general partner (the “Local General Partner”) of Grove Village and Pleasant Village on their respective tax returns.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

NOTE 2- INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

In June 2013, the Partnership filed a lawsuit against the Local General Partner and the guarantors of the LIHTCs. Discussions were commenced with the Local General Partner’s insurance carrier and counsel to determine whether a settlement of the claims could be reached. The Partnership settled with the Local General Partner regarding the contract claims for $2,000,000; on the Partnership’s books this amount was applied against receivables due from Local Limited Partnerships. The Partnership settled with the insurance carrier regarding the negligence claims and $1,300,000 was received in August 2015, and is included in other income on the accompanying statements of operations. This amount was applied against advance payable that had been made to the Partnership by the General Partner or affiliates.

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

During the year ended March 31, 2015, the Housing Complex of Grove Village was sold. Due to the fact that 8609’s were never obtained for Grove Village, there is no applicable Compliance Period. During the year ended March 31, 2016, escrows totaling $186,040 were released to the Partnership and included in other income.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

As discussed in Note 1, during the year ended March 31, 2016, the underlying Housing complex of Pleasant Village was sold.

In May of 2016 the Judge in the United State Tax Court case of Pleasant Village Limited Partnership et.al.v. Commissioner of Internal Revenue issued an Order and Decision in favor of Pleasant Village for the tax years 2007, 2008 and 2009. As a result, the IRS did not recapture the Tax Credits claimed by the Investors of the Partnership for those three years.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  As of March 31, 2016 and 2015, the Partnership had incurred cumulative acquisition fees of $1,468,670 which were included in investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of all periods presented, the fees have been fully amortized or impaired.

Non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships.  As of March 31, 2016 and 2015, the Partnership incurred cumulative acquisition costs of $419,620 which were included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $1,386 and $3,723, as of March 31, 2016 and 2015, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined.  “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Management fees of $111,977, $155,741 and $163,604 were incurred during the years ended March 31, 2016, 2015 and 2014, respectively. No payments were made during any of the years ended March 31, 2016, 2015 and 2014.

The Partnership will reimburse the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $629,981, $540,942 and $10,000, during the years ended March 31, 2016, 2015 and 2014, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the capitalized warehouse interest and costs are recorded, the accumulated amortization is reduced to zero at that time. As of all periods presented, the financing costs and interest were fully amortized or impaired.

Payables to General Partner or an affiliates amounting to $139,101 and $1,729,622 at March 31, 2016 and 2015, respectively, represent advances that had been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to a Local Limited Partnerships which were experiencing operational issues and $247,264 and $0, respectively, of distributions paid to the Limited Partners on behalf of the Partnership.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

	March 31,
	2016	2015
Asset management fee payable	$1,359,141	$1,247,164
Reimbursements for expenses paid by the General Partner or an affiliate	128,680	364,748
Payable to General Partner or affiliates	386,365	1,729,622

Total	$1,874,186	$3,341,534

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2017.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2016

Income	$-	$-	$4,000	$50,000

Operating expenses and loss	(1,275,000)	(285,000)	(108,000)	(328,000)

Loss from operations	(1,275,000)	(285,000)	(104,000)	(278,000)

Equity in losses of Local Limited Partnerships	(4,000)	(4,000)	(4,000)	(267,000)

Gain on sale of Local Limited Partnerships	-	-	6,000	1,154,000

Other income	103,000	1,300,000	-	83,000

Net income (loss)	(1,176,000)	1,011,000	(102,000)	692,000

Net income (loss) available to Limited Partners	(1,174,000)	1,011,000	(101,000)	688,000

Net income (loss) per Partnership Unit	(56)	48	(5)	33

	June 30	September 30	December 31	March 31
2015

Income	$-	$-	$4,000	$3,000

Operating expenses and loss	(835,000)	(1,288,000)	(292,000)	(347,000)

Loss from operations	(835,000)	(1,288,000)	(288,000)	(344,000)

Equity in income (losses) of Local Limited Partnerships	(74,000)	(74,000)	(74,000)	207,000

Gain on sale of Local Limited Partnerships	-	-	-	362,000

Net income (loss)	(909,000)	(1,362,000)	(362,000)	225,000

Net income (loss) available to Limited Partners	(908,000)	(1,361,000)	(361,000)	225,000

Net income (loss) per Partnership Unit	(43)	(65)	(17)	10

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

2014	June 30	September 30	December 31	March 31

Income	$-	$-	$4,000	$2,000

Operating expenses and loss	(1,945,000)	(266,000)	(1,180,000)	1,085,000	(*)

Income (loss) from operations	(1,945,000)	(266,000)	(1,176,000)	1,087,000

Equity in losses of Local Limited Partnerships	(68,000)	(68,000)	(56,000)	(149,000)

Net income (loss)	(2,013,000)	(334,000)	(1,232,000)	938,000

Net income (loss) available to Limited Partners	(2,011,000)	(334,000)	(1,231,000)	937,000

Net income (loss) per Partnership Unit	(96)	(16)	(59)	45

*Estimated bad debt expenses recorded in the second and third quarters were reversed during the fourth quarter due to the anticipation of settlement and disposition proceeds.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

NOTE 5 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $245,113 and $375,198 at March 31, 2016 and 2015, respectively, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 6 –ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of March 31, 2016 and 2015, the Partnership advanced $763,336 and $759,336, respectively, to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

As of March 31, 2016 and 2015 the Partnership advanced $2,880,986 and $2,656,442, respectively, to Pleasant Village, L.P., in which the Partnership is a limited partner. During the year ended March 31, 2016, total advances of $224,544 were made and written off due to collectability, and $1,529,133 of receivables and related allowances were written off due to the disposition of Pleasant Village. During the year ended March 31, 2015, $160,423 and $908,045 were advanced to Grove Village, L.P. (sold as of March 31, 2015), and Pleasant Village L.P., respectively. Settlement proceeds of $2,000,000 from the Local General Partner were applied against the advances during the year ended March 31, 2015. Total advances of $1,334,071 were written off due to collectability, and $29,482 was written off due to Grove Village disposition during the year ended March 31, 2015.

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2016. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2016. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(a)  Compensation for Services

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliates shall receive from the Partnership an annual Asset Management Fee in an amount not to exceed 0.5% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving Government Assistance.  "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Fees of $111,977, $155,741, and $163,604 were incurred during the years ended March 31, 2016, 2015 and 2014 respectively. No payments were made during the years ended March 31, 2016, 2015 and 2014.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $128,680, $364,748, and $330,932, for the years ended March 31, 2016, 2015 and 2014, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $629,981, $540,942, and $10,000 during the years ended March 31, 2016, 2015 and 2014, respectively.

(c)   Interest in Partnership

The General Partner receives .10% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $2,411, $1,080 and $1,080 for the years ended December 31, 2015, 2014 and 2013, respectively. The General Partner is also entitled to receive .10% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2016, 2015 and 2014. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2016, 2015 and 2014.

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

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2016	2015

Audit Fees	$7,550	$25,200
Audit-related Fees	-	-
Tax Fees	4,000	-
All Other Fees	-	-
TOTAL	$11,550	$25,200

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)           List of financial statements included in Part II hereof:

Reports of Independent Registered Public Accounting Firms
Balance Sheets, March 31, 2016 and 2015
Statements of Operations for the years ended March 31, 2016, 2015 and 2014
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2016, 2015 and 2014
Statements of Cash Flows for the years ended March 31, 2016, 2015 and 2014
Notes to Financial Statements

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

32.2         Section 1350 Certification of the Chief Financial Officer.  (filed herewith)

99.1         Financial Statements of Davenport Housing VII. L.P. for the years ended December 31, 2015, 2014 and
                2013 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership.

99.2         Financial Statements of Crestview Housing, L.P. for the year ended December 31, 2014, together with
Independent Auditors’ Report thereon; a significant subsidiary of the Partnership.

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2016 and2015, (ii) the Statements of Operations for the years ended March 31, 2016, 2015 and 2014, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2016, 2015 and 2014, (iv) the Statements of Cash Flows for the years ended March 31, 2016, 2015 and 2014 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 13
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2016

		As of March 31, 2016		Initial Cost to Partnership				As of December 31, 2015
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition		Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Crestview Housing, L.P.	Bigfork, Montana	$1,895,000	$1,895,000	$215,000	$2,474,000	$302,000		$675,000	$250,000	$2,741,000	$548,000	$2,443,000

Davenport Housing VII, L.P.	Davenport, Iowa	4,744,000	4,499,000	50,000	6,231,000	364,000		519,000	50,000	6,595,000	1,025,000	5,620,000

FDI-Country Square, LTD.	Lone Star, Texas	605,000	605,000	18,000	1,359,000	54,000		562,000	18,000	1,413,000	422,000	1,009,000

FDI-Park Place, LTD.	Bellville, Texas	758,000	758,000	50,000	2,023,000	119,000		1,050,000	50,000	2,142,000	496,000	1,696,000

Head Circle, L.P.	Ruleville, Mississippi	464,000	464,000	54,000	1,914,000	23,000		1,339,000	54,000	1,937,000	827,000	1,164,000

Pleasant Village, L.P. (2)	Dallas, Texas	N/A	N/A	811,000	8,690,000	(7,050,000	)(1)	5,344,000	223,000	2,228,000	-	2,451,000

		$8,466,000	$8,221,000	$1,198,000	$22,691,000	$(6,188,000)		$9,489,000	$645,000	$17,056,000	$3,318,000	$14,383,000

(1)	Impairment charge recorded as a result of a permanent decline in value.
(2)	The Local Limited Partnership was disposed of subsequent to December 31, 2015, but prior to March 31, 2016.

WNC Housing Tax Credit Fund VI, L.P., Series 13 Schedule III Real Estate Owned by Local Limited Partnerships March 31, 2016

	For the Year Ended December 31, 2015
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

Crestview Housing, L.P.	$129,000	$(53,000)	2007	Completed	40

Davenport Housing VII, L.P.	112,000	(179,000)	2007	Completed	40

FDI-Country Square, LTD.	149,000	(6,000)	2006	Completed	40

FDI-Park Place, LTD.	210,000	(39,000)	2006	Completed	40

Head Circle, L.P.	275,000	(38,000)	2006	Completed	27.5

Pleasant Village, L.P.	1,468,000	(3,204,000)	2006	Completed	27.5

	$2,343,000	$(3,519,000)

WNC Housing Tax Credit Fund VI, L.P., Series 13
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

		As of March 31, 2015		Initial Cost to Partnership				As of December 31, 2014
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition		Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
909 4th YMCA, L.P. (3)	Seattle, Washington	$508,000	$508,000	$-	$16,649,000	$-		$-	$-	$16,649,000	$5,612,000	$11,037,000

Crestview Housing, L.P.	Bigfork, Montana	1,973,000	1,885,000	215,000	2,474,000	302,000		684,000	250,000	2,741,000	469,000	2,522,000

Davenport Housing VII, L.P.	Davenport, Iowa	4,744,000	4,499,000	50,000	6,231,000	361,000		530,000	50,000	6,592,000	855,000	5,787,000

FDI-Country Square, LTD.	Lone Star, Texas	605,000	605,000	18,000	1,359,000	45,000		579,000	18,000	1,404,000	378,000	1,044,000

FDI-Park Place, LTD.	Bellville, Texas	758,000	758,000	50,000	2,023,000	94,000		1,072,000	50,000	2,117,000	434,000	1,733,000

Grove Village, L.P. (2)	Dallas, Texas	N/A	N/A	877,000	9,625,000	(8,812,000	)(1)	5,464,000	183,000	1,507,000	-	1,690,000

Head Circle, L.P.	Ruleville, Mississippi	464,000	464,000	54,000	1,914,000	-		1,362,000	54,000	1,914,000	762,000	1,206,000

Pleasant Village, L.P. (3)	Dallas, Texas	2,850,000	2,808,000	811,000	8,690,000	(4,793,000	)(1)	5,344,000	223,000	4,485,000	85,000	4,623,000

		$11,902,000	$11,527,000	$2,075,000	$48,965,000	$(12,803,000)		$15,035,000	$828,000	$37,409,000	$8,595,000	$29,642,000

(1)	Impairment charge recorded as a result of a permanent decline in value.
(2)	The Local Limited Partnership was disposed of subsequent to December 31, 2014, but prior to March 31, 2015
(3)	The Local Limited Partnership was sold subsequent to March 31, 2015.

WNC Housing Tax Credit Fund VI, L.P., Series 13 Schedule III Real Estate Owned by Local Limited Partnerships
March 31, 2015

	For the Year Ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)
909 4th YMCA, L.P.	$679,000	$125,000	2006	Completed	40

Crestview Housing, L.P.	121,000	205,000	2007	Completed	40

Davenport Housing VII, L.P.	116,000	(180,000)	2007	Completed	40

FDI-Country Square, LTD.	141,000	(13,000)	2006	Completed	40

FDI-Park Place, LTD.	187,000	(26,000)	2006	Completed	40

Grove Village, L.P. (1)	849,000	(2,912,000)	2006	Completed	27.5

Head Circle, L.P.	282,000	(40,000)	2006	Completed	27.5

Pleasant Village, L.P.	1,299,000	(1,782,000)	2006	Completed	27.5

	$3,674,000	$(4,623,000)

(1)	The Local Limited Partnership was disposed of subsequent to December 31, 2015, but prior to March 31, 2015.
(2)	The Local Limited Partnership was disposed of subsequent to March 31, 2015.

WNC Housing Tax Credit Fund VI, L.P., Series 13
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2014

		As of March 31, 2014		Initial Cost to Partnership				As of December 31, 2013
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition		Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
909 4th YMCA, L.P. (2)	Seattle, Washington	$508,000	$508,000	$-	$16,649,000	$-		$-	$-	$16,649,000	$5,231,000	$11,418,000

Crestview Housing, L.P.	Bigfork, Montana	1,973,000	1,885,000	215,000	2,474,000	302,000		694,000	250,000	2,741,000	389,000	2,602,000

Davenport Housing VII, L.P.	Davenport, Iowa	4,744,000	4,499,000	50,000	6,231,000	359,000		539,000	50,000	6,590,000	685,000	5,955,000

FDI-Country Square, LTD.	Lone Star, Texas	605,000	605,000	18,000	1,359,000	40,000		598,000	18,000	1,399,000	330,000	1,087,000

FDI-Park Place, LTD.	Bellville, Texas	758,000	758,000	50,000	2,023,000	65,000		1,093,000	50,000	2,088,000	375,000	1,763,000

Grove Village, L.P. (2)	Dallas, Texas	3,043,000	2,944,000	877,000	9,625,000	(26,000	)(1)	5,743,000	823,000	9,653,000	3,398,000	7,078,000

Head Circle, L.P.	Ruleville, Mississippi	464,000	464,000	54,000	1,914,000	-		1,382,000	54,000	1,914,000	697,000	1,271,000

Pleasant Village, L.P. (2)	Dallas, Texas	2,850,000	2,808,000	811,000	8,690,000	(872,000	)(1)	7,312,000	661,000	7,968,000	2,923,000	5,706,000

		$14,945,000	$14,471,000	$2,075,000	$48,965,000	$(132,000)		$17,361,000	$1,906,000	$49,002,000	$14,028,000	$36,880,000

(1)	Impairment charge recorded as a result of a permanent decline in value.
(2)	The Local Limited Partnership was sold subsequent to March 31, 2014.

WNC Housing Tax Credit Fund VI, L.P., Series 13 Schedule III Real Estate Owned by Local Limited Partnerships
March 31, 2014

	For the Year Ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

909 4th YMCA, L.P. (1)	$670,000	$93,000	2006	Completed	40

Crestview Housing, L.P.	122,000	(67,000)	2007	Completed	40

Davenport Housing VII, L.P.	117,000	(178,000)	2007	Completed	40

FDI-Country Square, LTD.	137,000	(5,000)	2006	Completed	40

FDI-Park Place, LTD.	178,000	(45,000)	2006	Completed	40

Grove Village, L.P. (1)	1,555,000	(860,000)	2006	Completed	27.5

Head Circle, L.P.	284,000	(32,000)	2006	Completed	27.5

Pleasant Village, L.P. (1)	1,394,000	(2,492,000)	2006	Completed	27.5

	$4,457,000	$(3,586,000)

(1)	The Local Limited Partnership was sold subsequent to March 31, 2014.

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

Date:           July 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:    July 18, 2016

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:    July 18, 2016

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:    July 18, 2016

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:    July 18, 2016