Form 10-Q
period 2016-09-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2016-11-14
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

  ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

  ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of September 30, 2016 and March 31, 2016	3

	Condensed Statements of Operations
	For the Three and Six Months Ended September 30, 2016 and 2015	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Six Months Ended September 30, 2016	5

	Condensed Statements of Cash Flows
	For the Six Months Ended September 30, 2016 and 2015	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2016	March 31, 2016

ASSETS
Cash and cash equivalents	$298,996	$315,082
Investments in Local Limited Partnerships, net (Notes 2 and 3)	2,392,852	3,235,861
Due from affiliates, net (Note 5)	-	-
Other assets	-	2,643

Total Assets	$2,691,848	$3,553,586

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$245,113	$245,113
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	2,004,603	1,874,186

Total Liabilities	2,249,716	2,119,299

Partners’ Equity (Deficit):
General Partner	(17,420)	(16,428)
Limited Partners (25,000 Partnership Units authorized;
20,857 and 20,931 Partnership Units issued and outstanding, respectively)	459,552	1,450,715

Total Partners’ Equity (Deficit)	442,132	1,434,287

Total Liabilities and Partners’ Equity (Deficit)	$2,691,848	$3,553,586

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2016 and 2015
(Unaudited)

	2016		2015
	Three Months	Six Months	Three Months	Six Months
Operating income:
Reporting fees	$3,558	$3,558	$-	$-

Operating expenses and loss:
Amortization (Note 1)	-	463	462	1,703
Asset management fees (Note 3)	17,116	34,232	29,107	58,214
Legal and accounting fees	135,483	71,184	209,342	246,941
Impairment loss (Note 1)	-	702,972	-	1,052,460
Write off of advances to Local
Limited Partnerships (Note 5)	-	-	40,000	177,000
Write off of other assets	-	2,643
Asset management expenses	-	-	827	3,389
Other	7,596	44,774	4,965	20,304

Total operating expenses and loss	160,195	856,268	284,703	1,560,011

Loss from operations
	(156,637)	(852,710)	(284,703)	(1,560,011)
Equity in losses of Local
Limited Partnerships (Note 2)	(69,787)	(139,574)	(3,637)	(7,274)

Other income	-	-	1,300,000	1,403,251

Interest income	50	128	45	64

Net income (loss)	$(226,374)	$(992,155)	$1,011,705	$(163,970)

Net income (loss) allocated to:
General Partner	$(226)	$(992)	$1,012	$(164)

Limited Partners	$(226,148)	$(991,163)	$1,010,693	$(163,806)

Net income (loss) per Partnership
Unit	$(11)	$(48)	$48	$(8)

Outstanding weighted Partnership
Units	20,857	20,857	20,951	20,951

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2016 (Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2016	$(16,428)	$1,450,715	$1,434,287

Net loss	(992)	(991,163)	(992,155)

Partners’ equity (deficit) at September 30, 2016	$(17,420)	$459,552	$442,132

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2016 and 2015
(Unaudited)
	2016	2015

Cash flows from operating activities:
Net loss	$(992,155)	$(163,970)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	463	1,703
Equity in losses of Local Limited Partnerships	139,574	7,274
Impairment loss	702,972	1,052,460
(Increase) decrease in other assets	2,643	(6,553)
Write off of advances to Local Limited Partnerships	-	177,000
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	254,664	(217,312)

Net cash provided by operating activities	108,161	850,602

Cash flows from investing activities:
Contributions to Local Limited Partnerships	-	(9,644)
Advances to Local Limited Partnerships	-	(177,000)
Distributions received from Local Limited Partnerships	-	2,320

Net cash used in investing activities	-	(184,324)

Cash flows from financing activities: Repayment of advances to General Partner and Affiliates	(124,247)	(872,287)

Net cash used in financing activities	(124,247)	(872,287)

Net decrease in cash and cash equivalents	(16,086)	(206,009)

Cash and cash equivalents, beginning of period	315,082	325,510

Cash and cash equivalents, end of period	$298,996	$119,501

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-
NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership has decreased its investments in Local Limited Partnerships and decreased its capital contributions payable for tax credits not generated.	$-	$77,961

Limited Partners’ equity was decreased and due to General Partner and affiliates was increased for distributions paid on behalf of the Partnership	$-	$247,264

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2016
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2016.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of September 30, 2016 and March 31, 2016, a total of 20,857 and 20,931 Partnership Units remain outstanding, respectively. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

For the Quarterly Period Ended September 30, 2016
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

For the Quarterly Period Ended September 30, 2016
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2017.

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

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. None of the Housing Complexes has completed its 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2016.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2016
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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2016 and 2015 has been recorded by the Partnership. Management’s estimate for the six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2016
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2016 and March 31, 2016, one of the remaining investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2016 and March 31, 2016, the Partnership had $298,996 and $315,082 in cash equivalents, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2016
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

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the six months ended September 30, 2016 and 2015 was $463 and $1,703, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the six months ended September 30, 2016 and 2015, impairment loss related to investments in Local Limited Partnerships was $668,766 and $991,757, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the six months ended September 30, 2016 and 2015, an impairment loss of $34,206 and $60,703, respectively, was recorded against related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2016
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2016 and March 31, 2016, the Partnership owns Local Limited Partnership interests in 5 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 146 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2016	For the Year Ended March 31, 2016
Investments per balance sheet, beginning of period	$3,235,861	$4,648,056
Equity in losses of Local Limited Partnerships	(139,574)	(279,147)
Impairment loss	(702,972)	(1,052,460)
Tax credit adjustment	-	(77,961)
Amortization of acquisition fees and costs	(463)	(2,627)
Investments per balance sheet, end of period	$2,392,852	$3,235,861

	For the Six Months Ended September 30, 2016	For the Year Ended March 31, 2016
Investments in Local Limited Partnerships, net	$2,392,852	$3,201,192
Acquisition fees and costs, net of accumulated amortization of $0 and $1,386	-	34,669
Investments per balance sheet, end of period	$2,392,852	$3,235,861

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2016
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2016 and 2015 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2016	2015

Revenues	$539,000	$1,699,000

Expenses:
Interest expense	140,000	484,000
Depreciation and amortization	213,000	460,000
Operating expenses	344,000	1,198,000
Total expenses	697,000	2,142,000

Net loss	$(158,000)	$(443,000)
Net loss allocable to the Partnership	$(158,000)	$(443,000)
Net loss recorded by the Partnership	$(140,000)	$(7,000)

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

The project was fully completed as of March 31, 2010 and it achieved stabilized operations by June 2010. In June 2010 the property achieved 85% occupancy and has maintained occupancy of 80% to 100% to the date of this filing. Davenport has been awarded state historical tax credits from the State of Iowa, federal historical credits and federal Low Income Housing Tax Credits. The State historical credits are given in the form of a refund check from the State in conjunction with the State tax return filing. The net amount of the check after applicable federal taxes will be

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2016
(Unaudited)

NOTE 2- INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

contributed back to the property to help fund construction shortfalls. Davenport was also allocated additional federal Low Income Housing Tax Credits as well as federal historical tax credits. Upon the Limited Partners’ approval of the dispositions of Sierra Run’s and Fernwood, the Partnership made the additional investment in Davenport. See the exit strategy in Note 1 regarding the dispositions of Sierra’s Run and Fernwood. On July 1, 2010, the Partnership committed additional capital to Davenport in the amount of $2,490,651. This additional commitment generated $408,710 of federal historic credits and $3,582,550 of additional federal Low Income Housing Tax Credits which were allocated to the partners of the Partnership.

As of September 30, 2016, the property is on the watch list due to a low year-to-date DCR, low physical and economic occupancy, and low replacement reserves. Operating expenses were reduced to $4,846 per unit during the same period and breakeven would be achieved at 96% occupancy. This is a small, 20 unit property and three vacant units have a material impact on rental revenue. Turnover has not historically been an issue at this senior property and move-outs are typically due to declining health of the resident. Rent concessions are not required to lease the vacant units. The Local General Partner’s operating deficit guarantee expired in 2013. The operating cash account, and increases in the accounts payable account have addressed the operating deficit. Due to negative cash flow for the year, the replacement reserve was not fully funded as required. WNC is in discussions to possibly replace the Local General Partner of Davenport Housing VII, L.P.

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

(b)
A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $0 and $1,386 as of September 30, 2016 and March 31, 2016, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition costs is recorded, the accumulated amortization is reduced to zero at that time. As of September 30, 2016, the acquisition costs were fully amortized or impaired.

(c)
An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $34,232 and $58,214 were incurred during the six months ended September 30, 2016 and 2015, respectively. No payments were made during either of the six months ended September 30, 2016 and 2015.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2016
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $20,845 and $552,713 during the six months ended September 30, 2016 and 2015, respectively.

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

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interestarged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. If an impairment loss related to the financing costs and interest is recorded, the accumulated amortization is reduced to zero at that time. As of September 30, 2016, the financing costs and interest were fully amortized or impaired.

(g)
Payables to the General Partner or affiliates include $14,854 and $139,101 at September 30, 2016 and March 31, 2016, respectively, of advances that had been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to two Local Limited Partnerships which were experiencing operational issues and $247,264 at both September 30, 2016 and March 31, 2016 of distributions paid to the Limited Partners on behalf of the Partnership.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2016	March 31, 2016

Asset management fee payable	$1,393,373	$1,359,141
Reimbursement for expenses paid by the General Partner or affiliates	349,112	128,680
Payable to General Partner or affiliates	262,118	386,365
Total	$2,004,603	$1,874,186

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2016
(Unaudited)

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $245,113 at September 30, 2016 and March 31, 2016, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 – DUE FROM AFFILIATES, NET

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of September 30, 2016 and March 31, 2016, the Partnership advanced $763,336 to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2016 and 2015, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2016 consisted of $299,000 in cash and cash equivalents and investments in Local Limited Partnerships of $2,393,000 (See “Method of Accounting for Investments in Local Limited Partnership”). Liabilities at September 30, 2016 consisted of $245,000 of payables to Local Limited Partnerships and $2,005,000 in accrued fees and expenses due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015 The Partnership’s net loss for the three months ended September 30, 2016 was $226,000, reflecting a decrease of $1,238,000 from the $1,012,000 net income experienced for the three months ended September 30, 2015. Write offs of advances to Local Limited Partnerships decreased by $40,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The advances made to Local Limited Partnerships, and the probability of collection can vary each period depending on the operations of the individual Local Limited Partnerships. Legal and accounting fees decreased by $74,000 during the three months ended in September 30, 2016. The decrease was mainly due to legal expenses related to the Appellate Hearing with the IRS regarding LIHTC’s for Pleasant Village and Grove Village incurred during the three months ended September 30, 2015. Asset management fees decreased by $12,000 during the three months ended September 30, 2016. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Other expenses increased by $3,000 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, mainly due to tax and license expenses incurred during the three months ended September 30, 2016. The equity in losses of Local Limited Partnerships decreased by $66,000 for the three months ended September 30, 2016. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. During the three months ended September 30, 2015, the Partnership received $1,300,000 in other income from insurance proceeds received related to the a litigation settlement, which was in turn used to offset against advances payables that had been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to two Local Limited Partnerships which were experiencing operational issues. Reporting fees increased by $4,000 during the three months ended September 30, 2016. Reporting fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015  The Partnership’s net loss for the six months ended September 30, 2016 was $992,000, reflecting an increase of $828,000 from the $164,000 net loss experienced for the six months ended September 30, 2015. During the six months ended September 30, 2015, the Partnership received $1,300,000 in other income from insurance proceeds as mentioned above. Also, the Partnership received $103,000 from an escrow account which was released during the six months ended September 30, 2015 compared to no such income received in the six months ended September 30, 2016. Impairment loss decreased by $349,000 for the six months ended September 30, 2016 compared to the six months ended September 30, 2015. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. Write offs of advances to Local Limited Partnerships decreased by $177,000 for the six months ended September 30, 2016 compared to the six months ended September 30, 2015, as discussed above. Legal and accounting fees decreased by $176,000 during the six months ended September 30, 2016. The decrease was due to legal expenses related to the Appellate Hearing with the IRS regarding the LIHTC’s for Pleasant Village and Grove Village incurred during the six months ended September 30, 2015. Asset management fees decreased by $24,000 during the six months ended September 30, 2016. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Asset management expenses decreased by $3,000 during the six months ended September 30, 2016, mainly due to site visits performed at Local Limited Partnership from asset managers during the three months ended September 30, 2015. Also, amortization decreased by $1,000 during the six months ended September 30, 2016 due to impairment of intangibles decreasing future amortization expense. The equity in losses of Local Limited Partnerships increased by $133,000 for the six months ended September 30, 2016. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Other expenses increased by $25,000 mainly due to tax and license expenses incurred during the six months ended September 30, 2016. Reporting fees increased by $4,000 during the six months ended September 30, 2016, as discussed above.

Liquidity and Capital Resources

Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015 The decrease in cash and cash equivalents during the six months ended September 30, 2016 was $16,000 compared to a $206,000 decrease in cash during the six months ended September 30, 2015. During the six months ended September 30, 2015, the Partnership advanced $177,000 to Local Limited Partnerships compared to no advances during the six months ended September 30, 2016. The advances to troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnership. During the six months ended September 30, 2016, the Partnership reimbursed the General Partner or an affiliate $21,000 for operating expenses paid on its behalf compared to $553,000 reimbursed during the six months ended September 30, 2015. Also during the six months ended September 30, 2016, the Partnership reimbursed the General Partner or an affiliate $124,000 for advances made to the Partnership, compared to $872,000 reimbursed during the six months ended September 30, 2015. The reimbursement of operating expenses and advances are paid after management reviews the cash position of the Partnership. Additionally, during the six months ended September 30, 2016, the Partnership received $3,000 in reporting fees and $0 in distributions compared to $0 and $2,000, respectively, received during the six months ended September 30, 2015, respectively. Reporting fees and distributions fluctuate from year to year due to the fact that Local Limited Partnership may pay those fees to the Partnership when the Local Limited Partnerships' cash flows will allow for the payment. The Partnership paid $10,000 in capital contributions to Local Limited Partnerships during the six months ended September 30, 2015 compared to no contributions paid during the six months ended September 30, 2016. The capital contributions will vary depending on when certain benchmarks are met by the Local Limited Partnerships. During the six months ended September 30, 2015, the Partnership received $1,300,000 in litigation settlement income and $103,000 from a refund of an escrow account, as discussed above.

During the six months ended September 30, 2016, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $130,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continue

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2016, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2017.

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

As of September 30, 2016, the property is on the watch list due to a low year-to-date DCR, low physical and economic occupancy, and low replacement reserves. Operating expenses were reduced to $4,846 per unit during the same period and breakeven would be achieved at 96% occupancy. This is a small, 20 unit property and three vacant units have a material impact on rental revenue. Turnover has not historically been an issue at this senior property and move-outs are typically due to declining health of the resident. Rent concessions are not required to lease the vacant units. The Local General Partner’s operating deficit guarantee expired in 2013. The operating cash account, and increases in the accounts payable account have addressed the operating deficit. Due to negative cash flow for the year, the replacement reserve was not fully funded as required. WNC is in discussions to possibly replace the Local General Partner of Davenport Housing VII, L.P.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2016 and March 31, 2016, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2016 and September 30, 2016, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the six months ended September 30, 2016, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2016 and September 30, 2015 and (v) the Notes to Condensed Financial Statements.

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

Date: November 14, 2016

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2016