Form 10-K
period 2017-03-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2017-06-23
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

OR

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of March 31, 2017 and 2016, a total of 20,807 and 20,931 Partnership Units, respectively, remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. This offering was closed on September 21, 2006.

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

The Partnership originally invested in ten Local Limited Partnerships, five of which have been sold or otherwise disposed of as of March 31, 2017. Each of these Local Limited Partnerships owns or owned a Housing Complex that is eligible for the Federal Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low or moderate income housing.

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

Uninsured casualties could result in losses and recapture. There are casualties, which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior Low Income Housing Tax Credits could be recaptured and future Low Income Housing Tax credits could be lost if the Housing Complex was not restored within a reasonable period of time. Any liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values equal to or less than the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. During the years ended March 31, 2017, 2016 and 2015, the Partnership had reduced the carrying amount to $0 with respect to zero, one and three of its remaining investments, respectively.

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

For each of the years ended March 31, 2017, 2016 and 2015, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2017, 2016 and 2015, impairment loss related to investments in Local Limited Partnerships was $702,972, $1,052,460 and $728,957, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner and the capital contributions payable to Local Limited Partnerships. The asset management fees payable increased by approximately $68,000, $112,000 and $156,000, for the years ended March 31, 2017, 2016 and 2015, respectively. The payables due to the Local Limited Partnerships decreased by approximately $0, $130,000 and $99,000 for the years ended March 31, 2017, 2016 and 2015, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $68,000 per year through the termination of the Partnership, which must occur no later than December 31, 2070. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2018.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2017		As of December 31, 2016
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	$1,895,000	$1,895,000	24	$2,268,000	$663,000

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	4,744,000	4,499,000	20	6,029,000	508,000

FDI-Country Square, LTD.	Lone Star, Texas	Fieser Holdings, Inc.	605,000	605,000	24	823,000	543,000

FDI-Park Place, LTD.	Bellville, Texas	Fieser Holdings, Inc.	758,000	758,000	40	1,068,000	1,027,000

Head Circle, L.P.	Ruleville, Mississippi	SEMC, Inc.	464,000	464,000	38	657,000	1,315,000

			$8,466,000	$8,221,000	146	$10,845,000	$4,056,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if the Housing Complexes are retained and rented in compliance with credit rules for the Compliance Period. Approximately 77% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships.

	For the year ended December 31, 2016
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Crestview Housing, L.P.	$132,000	$(52,000)	99.98%

Davenport Housing VII, L.P.	118,000	(192,000)	99.98%

FDI-Country Square, LTD.	149,000	10,000	99.98%

FDI-Park Place, LTD.	224,000	(11,000)	99.98%

Head Circle, L.P.	273,000	(53,000)	99.98%

	$896,000	$(298,000)

WNC Housing Tax Credit Fund VI, L.P., Series 13
			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2016	2015	2014	2013	2012

909 4th YMCA, L.P.	Seattle, Washington	YMCA of Greater Seattle	N/A	N/A	85%	80%	100%

Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	100%	100%	96%	96%	100%

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	100%	100%	100%	100%	100%

FDI-Country Square, LTD.	Lone Star, Texas	Fieser Holdings, Inc.	96%	100%	100%	88%	100%

FDI-Park Place, LTD.	Bellville, Texas	Fieser Holdings, Inc.	90%	85%	83%	85%	75%

Grove Village, L.P.	Dallas, Texas	Walker Guardian LLC	N/A	N/A	48%	46%	**

Head Circle, L.P.	Ruleville, Mississippi	SEMC, Inc.	97%	85%	97%	100%	100%

Pleasant Village, L.P.	Dallas, Texas	Walker Guardian LLC	N/A	85%	85%	65%	80%
			96%	89%	73%	65%	86%

N/A – This Local Limited Partnership was sold as of the respective year end.
** The Partnership was unable to obtain the occupancy rate as of December 31, 2012.

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

(b)
At March 31, 2017, there were 955 Limited Partners, and there were no assignees of Partnership Units who were not admitted as Limited Partners.

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

(f)
No unregistered securities were sold by the Partnership during the year ended March 31, 2017.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2017	2016	2015	2014	2013
ASSETS

Cash and cash equivalents	$271,941	$315,082	$325,510	$18,047	$161,924
Investments in Local Limited Partnerships, net	2,286,745	3,235,861	4,648,056	5,396,913	7,636,679
Due from affiliates, net	-	-	-	2,265,967	-
Other assets	-	2,643	-	6,500	-

Total Assets	$2,558,686	$3,553,586	$4,973,566	$7,687,427	$7,798,603

LIABILITIES

Payables to Local Limited Partnerships	$245,113	$245,113	$375,198	$474,328	$474,328
Accrued fees and expenses due to General Partner and affiliates	1,479,730	1,874,186	3,341,534	3,548,586	1,018,170

Total Liabilities	1,724,843	2,119,299	3,716,732	4,022,914	1,492,498

PARTNERS’ EQUITY	833,843	1,434,287	1,256,834	3,664,513	6,306,105

Total Liabilities and Partners’ Equity	$2,558,686	$3,553,586	$4,973,566	$7,687,427	$7,798,603

Selected results of operations, cash flows, and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2017	2016	2015	2014	2013
Loss from operations (Note 1)	$(946,854)	$(1,942,059)	$(2,755,058)	$(2,300,623)	$(678,906)
Equity in losses of Local Limited Partnerships	(245,681)	(279,147)	(14,547)	(341,021)	(273,439)
Other income	-	1,486,040	-	-	-
Gain on sale of Local Limited Partnerships	-	1,159,711	361,865	-	-
Interest income	306	172	61	52	120
Net income (loss)	$(1,192,229)	$424,717	$(2,407,679)	$(2,641,592)	$(952,225)

Net income (loss) allocated to:
General Partner	$(1,192)	$425	$(2,408)	$(2,642)	$(952)

Limited Partners	$(1,191,037)	$424,292	$(2,405,271)	$(2,638,950)	$(951,273)

Net income (loss) per Partnership Unit	$(57.24)	$20.27	$(114.80)	$(125.84)	$(45.36)
Outstanding Weighted
Partnership Units	20,807	20,931	20,951	20,971	20,971

Note 1 – Loss from operations for the years ended March 31, 2017, 2016, 2015, 2014 and 2013, includes a charge for impairment losses on investments in Local Limited Partnerships of $702,972, $1,052,460, $728,957, $1,876,679 and $339,689, respectively (see Note 2 to the audited financial statements).

		For the Years Ended March 31,
	2017	2016	2015	2014	2013
Net cash provided by (used in):
Operating activities	$(43,141)	$701,050	$(490,559)	$(4,141)	$(20,535)
Investing activities	-	879,043	1,194,631	(2,265,967)	-
Financing activities	-	(1,590,521)	(396,609)	2,126,231	-

Net change in cash and cash equivalents	(43,141)	(10,428)	307,463	(143,877)	(20,535)

Cash and cash equivalents, beginning of period	315,082	325,510	18,047	161,924	182,459

Cash and cash equivalents, end of period	$271,941	$315,082	$325,510	$18,047	$161,924

Low Income Housing Tax Credits per Partnership Unit were as follows for the year and period ended December 31:

	2016	2015	2014	2013	2012

Federal	$57	$115	$51	$51	$51
State	-	-	-	-	-

Total	$57	$115	$51	$51	$51

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and any estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 27.5 years (See Notes 2 and 3 to the financial statements).

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

Financial Condition

The Partnership’s assets at March 31, 2017 consisted of $272,000 in cash and cash equivalents and investments in Local Limited Partnerships of $2,287,000 (See “Method of Accounting for Investments in Local Limited Partnerships). Liabilities at March 31, 2017 consisted of $245,000 of payables due to Local Limited Partnerships and $1,480,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2017 Compared to Year Ended March 31, 2016 The Partnership’s net loss for the year ended March 31, 2017 was $1,192,000, reflecting a decrease of $1,617,000 from the net income for the year ended March 31, 2016 of $425,000. The decrease in net income is partially due to a $1,486,000 decrease in other income for the year ended March 31, 2017. The Partnership received $1,300,000 from insurance proceeds related to a litigation settlement, and $186,000 from the release of an escrow account from the sale of a Local Limited Partnership during the year ended March 31, 2016 compared to no other income recorded for the year ended March 31, 2017. Gain on sale of Local Limited Partnerships decreased by $1,160,000 for the year ended March 31, 2017. The gain and loss on sale of Local Limited Partnerships will vary from period to period depending on the values and sale prices of the housing complexes that have been identified for disposition and the closing dates of such transactions. Write off of advances to Local Limited Partnerships decreased by $229,000 for the year ended March 31, 2017 compared to the year ended March 31, 2016. The advances made to Local Limited Partnerships, and the probability of collection, can vary each period depending on the operations of the individual Local Limited Partnerships. Additionally, impairment loss decreased by $349,000 for the year ended March 31, 2017. Impairment loss varies from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. There was a decrease in accounting and legal fees of $213,000 for the year ended March 31, 2017 compared to the year ended March 31, 2016 due to timing of services and payments. Asset management fees decreased by $44,000 during the year ended March 31, 2017. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Also, amortization decreased by $2,000 during the year ended March 31, 2017 due to the fact that intangibles were fully impaired during the first quarter, therefore, no future amortization expense recorded. Asset management expenses decreased by $6,000 during the year ended March 31, 2017. The asset management expenses vary from period to period depending on the number of site visits to the Local Limited Partnerships from asset managers during the year. The write off of other assets increased by $3,000 during the year ended March 31, 2017. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Other expenses decreased by $205,000 during the year ended March 31, 2017, mainly due to consulting and tax expenses incurred for Pleasant Village during the year ended March 31, 2016. Equity in losses decreased by $33,000 for the year ended March 31, 2017 due to operations of the underlying Housing Complexes fluctuating form period to period. Reporting fees decreased by $10,000 and distribution income decreased by $39,000 for the year ended March 31, 2017. Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2017 Compared to Year Ended March 31, 2016 The net decrease in cash and cash equivalents during the year ended March 31, 2017 was $43,000 compared to a net decrease in cash and cash equivalents during the year ended March 31, 2016 of $10,000. During the year ended March 31, 2016, the Partnership advanced $229,000 to Local Limited Partnerships compared to no advance during the year ended March 31, 2017. The advances to troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The Partnership reimbursed the General Partner or an affiliate $21,000 for operating expenses paid on its behalf during the year ended March 31, 2017, compared to $630,000 reimbursed during the year ended March 31, 2016. Also during the year ended March 31, 2016, the Partnership reimbursed the General Partner or an affiliate $1,591,000 for advances made to the Partnership, while no such payments were made during the year ended March 31, 2017. During the year ended March 31, 2017, the Partnership received $5,000 in reporting fees and $0 in distributions compared to $15,000 and $39,000, respectively, received during the year ended March 31, 2016. The Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for payments. Additionally, during year ended March 31, 2016, the Partnership received $1,117,000 in proceeds from sale of Local Limited Partners, $1,300,000 in litigation settlement income and $186,000 from a refund of an escrow account.

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

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, decreased by approximately $394,000, $1,467,000 and $207,000 for the years ended March 31, 2017, 2016 and 2015, respectively.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2018.

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

As of March 31, 2017, the property is on the watch list due to a low year-to-date DCR, low replacement reserves and high utilities expense due to large physical space. Davenport Housing VII was previously the campus library and nursing building. Due to the large physical space of the Davenport VII, utilities expense is typically greater than comparable properties. During the first quarter 2017, utilities expense was $1,627 over budget. All other expenses were in line with the budgeted amounts. The replacement reserve account is depleted, and is not being funded as required. WNC has established a replacement reserve workout plan with the Local General Partner. To the extent there is surplus cash at year-end, the cash will be deposited to the replacement reserve in lieu of a distribution to the partners. Operating deficits were paid from the operating cash account, which had a balance of $2,225 at the end of the first quarter 2017. The Local General Partner entity and it’s Managing Member, James Bergman (individual), has provided construction completion, operating deficit, tax credit, and development fee payment guarantees.

Grove Village Limited Partnership and Pleasant Village Limited Partnership were disposed of during the year ended March 31, 2016. These Local Limited partnerships were under IRS audit related to the LIHTCs and the Partnership filed a lawsuit against the Local General Partner. During the year ended March 31, 2015, the Partnership settled the disputed and received $1,300,000 of settlement proceeds which were included in other income. The Partnership also received a final escrow release from the sale of Grove village Limited Partnership totaling $186,040 which was also included in other income for the year ended March 31, 2016.

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total

Asset management fees (1)	$1,548,195	$68,465	$68,465	$68,465	$68,465	$3,286,320	$5,108,375
Payable to Local Limited Partnerships	245,113	-	-	-	-	-	245,113
Total contractual obligations	$1,793,308	$68,465	$68,465	$68,465	$68,465	$3,286,320	$5,353,488

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2070. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2017 until December 31, 2070. Amounts due to the General Partner as of March 31, 2017 have been included in the 2018 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 13

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 13 (the "Partnership") as of March 31, 2017 and 2016, and the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2017. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $1,844,381 and $2,457,282 of the total Partnership assets as of March 31, 2017 and 2016, respectively, and $(191,716), $(181,427) and $24,345 of income (loss) of the total Partnership loss for the years ended March 31, 2017, 2016 and 2015, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 13 as of March 31, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to each of the years in the three-year period ended March 31, 2017 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule is the responsibility of the Partnership's management. Our audit procedures included determining whether this schedule reconciles to the basic financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in this schedule. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick, LLP.
Bethesda, Maryland
June 23, 2017

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

Metairie, Louisiana April 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Davenport Housing VII, L.P. Davenport, Iowa

We have audited the accompanying financial statements of Davenport Housing VII, L.P., which comprise the balance sheets as of December 31, 2016 and 2015 and the related statements of operations, changes in partners' equity and cash flows for the years the ended, and the related notes to the financial statements.

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

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.z

3421 N. Causeway Blvd, Suite 701 · Metairie, LA 70002 · 504-837-0770 · 504-837-7102 (fax) · www.lh-cpa.net

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davenport Housing VII, L.P. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Report on Supplemental Information

Our audit was conducted for the purpose of forming an opinion on the financial statements as a whole. The Schedule of Operations Information is presented for purposes of additional analysis and is not a required part of the financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

Metairie, Louisiana May 9, 2017

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2017	2016
ASSETS
Cash and cash equivalents	$271,941	$315,082
Investments in Local Limited Partnerships, net (Notes 2 and 3)	2,286,745	3,235,861
Due from affiliates, net (Note 6)	-	-
Other assets	-	2,643
Total Assets	$2,558,686	$3,553,586

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$245,113	$245,113
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	1,479,730	1,874,186
Total Liabilities	1,724,843	2,119,299

Partners’ Equity (Deficit)
General Partner	574,165	(16,428)
Limited Partners (25,000 Partnership Units authorized, 20,807 and 20,931 Partnership Units issued and outstanding, respectively)	259,678	1,450,715

Total Partners’ Equity (Deficit)	833,843	1,434,287

Total Liabilities and Partners’ Equity (Deficit)	$2,558,686	$3,553,586

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2017	2016	2015
Operating income:
Reporting fees	$4,825	$15,291	$6,811
Distribution income	-	38,957	-

Total operating income	4,825	54,248	6,811

Operating expenses and loss:
Amortization	463	2,627	5,353
Asset management fees	68,464	111,977	155,741
Asset management expenses	740	6,380	25,600
Accounting and legal fees	118,233	330,768	449,230
Write off of advances to Local Limited Partnerships (Note 6)	-	228,544	1,334,071
Write off of other assets	2,643	-	3,250
Impairment loss	702,972	1,052,460	728,957
Other	58,164	263,551	59,667

Total operating expenses and loss	951,679	1,996,307	2,761,869

Loss from operations	(946,854)	(1,942,059)	(2,755,058)

Equity in losses of Local Limited Partnerships	(245,681)	(279,147)	(14,547)

Other income	-	1,486,040	-

Gain on sale of Local Limited Partnerships	-	1,159,711	361,865

Interest income	306	172	61

Net income (loss)	$(1,192,229)	$424,717	$(2,407,679)

Net income (loss) allocated to:
General Partner	$(1,192)	$425	$(2,408)

Limited Partners	$(1,191,037)	$424,292	$(2,405,271)

Net income (loss) per Partnership Unit	$(57.24)	$20.27	$(114.80)

Outstanding weighted Partnership Units	20,807	20,931	20,951

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2017, 2016 and 2015

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2014	$(14,445)	$3,678,958	$3,664,513

Net loss	(2,408)	(2,405,271)	(2,407,679)

Partners’ equity (deficit) at March 31, 2015	(16,853)	1,273,687	1,256,834
Distributions	-	(247,264)	(247,264)
Net income	425	424,292	424,717

Partners’ equity (deficit) at March 31, 2016	(16,428)	1,450,715	1,434,287

Forgiveness of debt (Note 7)	591,785	-	591,785

Net loss	(1,192)	(1,191,037)	(1,192,229)

Partners’ equity at
March 31, 2017	$574,165	$259,678	$833,843

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,192,229)	$424,717	$(2,407,679)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	463	2,627	5,353
Equity in losses of Local Limited Partnerships	245,681	279,147	14,546
Impairment loss	702,972	1,052,460	728,957
(Increase) decrease in other assets	2,643	(2,643)	6,500
Gain on sale of Local Limited Partnerships	-	(1,159,711)	(361,865)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	197,329	(124,091)	189,558
Write off of advances to Local Limited Partnerships	-	228,544	1,334,071

Net cash provided by (used in) operating activities	(43,141)	701,050	(490,559)

Cash flows from investing activities:
Contributions to Local Limited Partnerships	-	(9,644)	-
Advances to Local Limited Partnerships	-	(228,544)	(1,068,104)
Reimbursement of advances made to Local Limited Partnerships	-	-	2,000,000
Net proceeds from sale of Local Limited Partnerships	-	1,117,231	262,735

Net cash provided by investing activities	-	879,043	1,194,631

Cash Flows from financing activities:
Advances received from General Partner and affiliates	-	-	917,830
Reimbursement of advances received from General Partner and affiliates	-	(1,590,521)	(1,314,439)

Net cash used in financing activities	-	(1,590,521)	(396,609)

Net increase (decrease) in cash and cash equivalents	(43,141)	(10,428)	307,463

Cash and cash equivalents, beginning of period	315,082	325,510	18,047

Cash and cash equivalents, end of period	$271,941	$315,082	$325,510
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$800	$800	$800

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS, continued

For the Years Ended March 31, 2017, 2016 and 2015

	2017	2016	2015
NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership has decreased its investments in Local Limited Partnerships and decreased its capital contributions payable for tax credits not generated.	$-	$77,961	$-

Limited Partner equity was decreased and due to General Partner and affiliates was increased for distributions paid on behalf of the Partnership.	$-	$247,264	$-

General Partner’s equity was increased and due to General Partner and affiliates was decreased for forgiveness of debt from advances previously made to the Partnership.	$591,785	$-	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2017, 2016 and 2015

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of March 31, 2017 and 2016, a total of 20,807 and 20,931 Partnership Units, respectively, remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. This offering was closed on September 21, 2006.

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

For the Years Ended March 31, 2017, 2016 and 2015

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

For the Years Ended March 31, 2017, 2016 and 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2018.

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

For the Years Ended March 31, 2017, 2016 and 2015

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2017 and 2016, zero and one, respectively, of the investment balances had reached zero.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2017, 2016 and 2015

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2017 and 2016, the Partnership had $271,941 and $315,082 in cash equivalents, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2017, 2016 and 2015

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization

Acquisition fees and costs included in investments in Local Limited Partnerships were being amortized over 27.5 years using the straight-line method. Amortization expense for the years ended March 31, 2017, 2016 and 2015 was $463, $2,627 and $5,353, respectively. As of March 31, 2017, the acquisition fees and costs were fully amortized or impaired.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2017, 2016 and 2015, impairment loss related to investments in Local Limited Partnerships was $668,766, $991,757 and $696,069, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the years ended March 31, 2017, 2016 and 2015, an impairment loss of $34,206, $60,703 and $32,888, respectively, was recorded against related intangibles.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2017, 2016 and 2015

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2017 and 2016, the Partnership has acquired limited partnership interests in 5 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 146 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2017 and 2016 is approximately $7,792,000 and $8,156,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnerships’ financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2017, 2016 and 2015

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

At March 31, 2017 and 2016, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnerships’ estimate of its share of losses for the years ended March 31, 2017, 2016 and 2015, amounting to approximately $52,000, $38,000 and $4,607,000, respectively, have not been recognized. As of March 31, 2017, the aggregate share of net losses not recognized by the Partnership amounted to $130,000.

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2017, 2016 and 2015, impairment loss related to investments in Local Limited Partnerships was $668,766, $991,757 and $696,069, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the years ended March 31, 2017, 2016 and 2015, an impairment loss of $34,206, $60,703 and $32,888, respectively, was recorded against related intangibles.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

	For the Years Ended March 31,
	2017	2016	2015
Investments per balance sheet, beginning of year	$3,235,861	$4,648,056	$5,396,913
Equity in losses of Local Limited Partnerships	(245,681)	(279,147)	(14,545)
Impairment loss	(702,972)	(1,052,460)	(728,957)
Tax credit adjustments	-	(77,961)	-
Amortization of acquisition fees and costs	(463)	(2,627)	(5,353)

Investments per balance sheet, end of year	$2,286,745	$3,235,861	$4,648,056

	For the Years Ended March 31,
	2017	2016	2015

Investments in Local Limited Partnerships, net	$2,286,745	$3,201,192	$4,550,057
Acquisition fees and costs, net of accumulated amortization of $463, $1,386 and $3,723	-	34,669	97,999
Investments per balance sheet, end of year	$2,286,745	$3,235,861	$4,648,056

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2017, 2016 and 2015

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships includes rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

COMBINED CONDENSED BALANCE SHEETS

	2016	2015
ASSETS
Buildings and improvements, net of accumulated depreciation of $3,741,000 and $3,318,000, respectively	$11,117,000	$13,738,000
Land	423,000	645,000
Other assets	525,000	803,000
Total Assets	$12,065,000	$15,186,000

LIABILITIES

Mortgage and construction loans payable	$4,056,000	$9,489,000
Due to related parties	1,230,000	4,678,000
Other liabilities	107,000	7,231,000
Total Liabilities	5,393,000	21,398,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 13	(5,505,000)	(4,920,000)
Other Partners	(1,167,000)	(1,292,000)
Total Partners’ Equity	6,672,000	6,212,000
Total Liabilities and Partners’ Equity	$12,065,000	$15,186,000

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2016	2015	2014

Revenues	$1,167,000	$2,574,000	$4,471,000

Expenses:
Operating expenses	703,000	2,519,000	4,565,000
Interest expense	334,000	938,000	1,719,000
Impairment loss	-	2,184,000	1,890,000
Depreciation and amortization	428,000	452,000	920,000

Total expenses	1,465,000	6,093,000	9,094,000

Net loss	$(298,000)	$(3,519,000)	$(4,623,000)

Net loss allocable to the Partnership	$(298,000)	$(3,518,000)	$(4,622,000)

Net loss recorded by the Partnership	$(246,000)	$(279,000)	$(15,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2017, 2016 and 2015

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

As of March 31, 2017, the property is on the watch list due to a low year-to-date DCR, low replacement reserves and high utilities expense due to large physical space. Davenport Housing VII was previously the campus library and nursing building. Due to the large physical space of the Davenport VII, utilities expense is typically greater than comparable properties. During the first quarter 2017, utilities expense was $1,627 over budget. All other expenses were in line with the budgeted amounts. The replacement reserve account is depleted, and is not being funded as required. WNC has established a replacement reserve workout plan with the Local General Partner. To the extent there is surplus cash at year-end, the cash will be deposited to the replacement reserve in lieu of a distribution to the partners. Operating deficits were paid from the operating cash account, which had a balance of $2,225 at the end of the first quarter 2017. The Local General Partner entity and it’s Managing Member, James Bergman (individual), has provided construction completion, operating deficit, tax credit, and development fee payment guarantees.

Grove Village Limited Partnership and Pleasant Village Limited Partnership were disposed of during the year ended March 31, 2016. These Local Limited partnerships were under IRS audit related to the LIHTCs and the Partnership filed a lawsuit against the Local General Partner. During the year ended March 31, 2015, the Partnership settled the dispute and received $1,300,000 of settlement proceeds which were included in other income. The Partnership also received a final escrow release from the sale of Grove village Limited Partnership totaling $186,040 which was also included in other income for the year ended March 31, 2016.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2017, 2016 and 2015

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2017 and 2016, the Partnership had incurred cumulative acquisition fees of $1,468,670 which were included in investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of all periods presented, the fees have been fully amortized or impaired.

Non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of March 31, 2017 and 2016, the Partnership incurred cumulative acquisition costs of $419,620 which were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $0 and $1,386, as of March 31, 2017 and 2016, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $68,464, $111,977 and $155,741 were incurred during the years ended March 31, 2017, 2016 and 2015, respectively. No payments were made during any of the years ended March 31, 2017, 2016 and 2015.

The Partnership will reimburse the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $20,845, $629,981 and $540,942 during the years ended March 31, 2017, 2016 and 2015, respectively.

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

WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2017, 2016 and 2015

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the capitalized warehouse interest and costs are recorded, the accumulated amortization is reduced to zero at that time. As of all periods presented, the financing costs and interest were fully amortized or impaired.

Payables to General Partner or an affiliates amounting to $0 and $139,101 at March 31, 2017 and 2016, respectively, represent advances that had been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to a Local Limited Partnerships which were experiencing operational issues and $0 and $247,264, respectively, of distributions paid to the Limited Partners on behalf of the Partnership.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

	March 31,
	2017	2016
Asset management fee payable	$1,427,605	$1,359,141
Reimbursements for expenses paid by the General Partner or an affiliate	52,125	128,680
Payable to General Partner or affiliates	-	386,365

Total	$1,479,730	$1,874,186

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2018.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2017, 2016 and 2015

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2017

Income	$-	$4,000	$-	$1,000

Operating expenses and loss	(696,000)	(160,000)	(24,000)	(72,000)

Loss from operations	(696,000)	(156,000)	(24,000)	(71,000)

Equity in losses of Local Limited Partnerships	(70,000)	(70,000)	(70,000)	(36,000)

Net loss	(766,000)	(226,000)	(94,000)	(107,000)

Net loss available to Limited Partners	(765,000)	(226,000)	(94,000)	(106,000)

Net loss per Partnership Unit	(37)	(11)	(4)	(5)

	June 30	September 30	December 31	March 31
2016

Income	$-	$-	$4,000	$50,000

Operating expenses and loss	(1,275,000)	(285,000)	(108,000)	(328,000)

Loss from operations	(1,275,000)	(285,000)	(104,000)	(278,000)

Equity in losses of Local Limited Partnerships	(4,000)	(4,000)	(4,000)	(267,000)

Gain on sale of Local Limited Partnerships	-	-	6,000	1,154,000

Other income	103,000	1,300,000	-	83,000

Net income (loss)	(1,176,000)	1,011,000	(102,000)	692,000

Net income (loss) available to Limited Partners	(1,174,000)	1,011,000	(101,000)	688,000

Net income (loss) per Partnership Unit	(56)	48	(5)	33

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2017, 2016 and 2015

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

For the Years Ended March 31, 2017, 2016 and 2015

NOTE 5 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $245,113 at March 31, 2017 and 2016, respectively, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 6 – DUE FROM AFFILIATES, NET

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of both March 31, 2017 and 2016, the Partnership advanced $763,336 to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

As of March 31, 2016, the Partnership advanced $2,880,986 to Pleasant Village, L.P. in which the Partnership is a limited partner. During the year ended March 31, 2016, total advances of $224,544 were made and written off due to collectability, and $1,529,133 of receivables and related allowances were written off due to the disposition of Pleasant Village. During the year ended March 31, 2015, $160,423 and $908,045 were advanced to Grove Village, L.P. (sold as of March 31, 2015), and Pleasant Village L.P., respectively. Settlement proceeds of $2,000,000 from the Local General Partner were applied against the advances during the year ended March 31, 2015. Total advances of $1,334,071 were written off due to collectability, and $29,482 was written off due to Grove Village disposition during the year ended March 31, 2015.

NOTE 7 – FORGIVENESS OF DEBT

During the year ended March 31, 2017, the Partnership was relieved of debt which was owed to the General Partner or an affiliate totaling $591,785. The debt was a result of advances that had previously been made to the Partnership by the General Partner or affiliate to aid the Partnership with operational issues. The forgiveness of debt is accounted for as an equity transaction.

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

(b)
Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2017. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2017. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

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

(c)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

The Partnership has no directors, executives, officers, or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Senior Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Anand Kannan	President – Community Preservation Partners
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Syndications

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

Anil Advani is President – Private Label Funds of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2013, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

(g)
Involvement in Certain Legal Proceedings

None.

(h)
Promoters and Control Persons

Inapplicable.

(i)
Audit Committee Financial Expert, and (i) Identification of the audit Committee

Neither the Partnership nor Associates has an audit committee.

(j)
 Changes to Nominating Procedures

Inapplicable.

(k)
Compliance With Section 16(a) of the Exchange Act

None.

(l)
Code of Ethics

         Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714) 662-5565 extension 187.

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

(a) Compensation for Services

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliates shall receive from the Partnership an annual Asset Management Fee in an amount not to exceed 0.5% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving Government Assistance. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $68,464, $111,977 and $155,741 were incurred during the years ended March 31, 2017, 2016 and 2015, respectively. No payments were made during the years ended March 31, 2017, 2016 and 2015.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $52,125, $128,680 and $364,748, for the years ended March 31, 2017, 2016 and 2015, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $20,845, $629,981 and $540,942, during the years ended March 31, 2017, 2016 and 2015, respectively.

(c) Interest in Partnership

The General Partner receives .10% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,190, $2,411 and $1,080 for the years ended December 31, 2016, 2015 and 2014, respectively. The General Partner is also entitled to receive .10% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2017, 2016 and 2015. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, and then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2017, 2016 and 2015.

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

(b)
The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2017	2016

Audit Fees	$45,350	$7,550
Audit-related Fees
Tax Fees	4,000	4,000
All Other Fees
TOTAL	$49,350	$11,550

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)
List of financial statements included in Part II hereof:

Reports of Independent Registered Public Accounting Firms
Balance Sheets, March 31, 2017 and 2016
Statements of Operations for the years ended March 31, 2017, 2016 and 2015
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2017, 2016 and 2015
Statements of Cash Flows for the years ended March 31, 2017, 2016 and 2015
Notes to Financial Statements

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

32.1
Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1
Financial Statements of Davenport Housing VII L.P. for the years ended December 31, 2016, 2015 and 2014 together with Independent Auditor’s Reports thereon; a significant subsidiary of the Partnership.

99.2
Financial Statements of Crestview Housing, L.P. for the year ended December 31, 2014, together with Independent Auditor’s Report thereon; a significant subsidiary of the Partnership.

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2017 and 2016, (ii) the Statements of Operations for the years ended March 31, 2017, 2016 and 2015, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2017, 2016 and 2015, (iv) the Statements of Cash Flows for the years ended March 31, 2017, 2016 and 2015 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 13
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2017

		As of March 31, 2017		Initial Cost to Partnership			As of December 31, 2016
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Crestview Housing, L.P.	Bigfork, Montana	$1,895,000	$1,895,000	$215,000	$2,474,000	$313,000	$663,000	$251,000	$2,751,000	$628,000	$2,374,000

Davenport Housing VII, L.P.	Davenport, Iowa	4,744,000	4,499,000	50,000	6,231,000	364,000	508,000	50,000	6,595,000	1,196,000	5,449,000

FDI-Country Square, LTD.	Lone Star, Texas	605,000	605,000	18,000	1,359,000	63,000	543,000	18,000	1,422,000	465,000	975,000

FDI-Park Place, LTD.	Bellville, Texas	758,000	758,000	50,000	2,023,000	130,000	1,026,000	50,000	2,153,000	558,000	1,645,000

Head Circle, L.P.	Ruleville, Mississippi	464,000	464,000	54,000	1,914,000	23,000	1,315,000	54,000	1,937,000	894,000	1,097,000

		$8,466,000	$8,221,000	$387,000	$14,001,000	$893,000	$4,055,000	$423,000	$14,858,000	$3,741,000	$11,540,000

WNC Housing Tax Credit Fund VI, L.P., Series 13 Schedule III Real Estate Owned by Local Limited Partnerships
March 31, 2017

	For the Year Ended December 31, 2016
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)
Crestview Housing, L.P.	$132,000	$(52,000)	2007	Completed	40

Davenport Housing VII, L.P.	118,000	(192,000)	2007	Completed	40

FDI-Country Square, LTD.	149,000	10,000	2006	Completed	40

FDI-Park Place, LTD.	224,000	(11,000)	2006	Completed	40

Head Circle, L.P.	273,000	(53,000)	2006	Completed	27.5
	$896,000	$(298,000)

WNC Housing Tax Credit Fund VI, L.P., Series 13
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2016

		As of March 31, 2016		Initial Cost to Partnership			As of December 31, 2015
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Crestview Housing, L.P.	Bigfork, Montana	$1,895,000	$1,895,000	$215,000	$2,474,000	$302,000	$675,000	$250,000	$2,741,000	$548,000	$2,443,000

Davenport Housing VII, L.P.	Davenport, Iowa	4,744,000	4,499,000	50,000	6,231,000	364,000	519,000	50,000	6,595,000	1,025,000	5,620,000

FDI-Country Square, LTD.	Lone Star, Texas	605,000	605,000	18,000	1,359,000	54,000	562,000	18,000	1,413,000	422,000	1,009,000

FDI-Park Place, LTD.	Bellville, Texas	758,000	758,000	50,000	2,023,000	119,000	1,050,000	50,000	2,142,000	496,000	1,696,000

Head Circle, L.P.	Ruleville, Mississippi	464,000	464,000	54,000	1,914,000	23,000	1,339,000	54,000	1,937,000	827,000	1,164,000

Pleasant Village, L.P. (2)	Dallas, Texas	N/A	N/A	811,000	8,690,000	(7,050,000)(1)	5,344,000	223,000	2,228,000	-	2,451,000

		$8,466,000	$8,221,000	$1,198,000	$22,691,000	$(6,188,000)	$9,489,000	$645,000	$17,056,000	$3,318,000	$14,383,000

(1)
Impairment charge recorded as a result of a permanent decline in value.
(2)
The Local Limited Partnership was disposed of subsequent to December 31, 2015, but prior to March 31, 2016.

WNC Housing Tax Credit Fund VI, L.P., Series 13 Schedule III Real Estate Owned by Local Limited Partnerships
March 31, 2016

	For the Year Ended December 31, 2015
Local Limited Partnership Name	Rental Income	Net Los	Year Investment Acquired	Status	Estimated Useful Life (Years)
Crestview Housing, L.P.	$129,000	$(53,000)	2007	Completed	40

Davenport Housing VII, L.P.	112,000	(179,000)	2007	Completed	40

FDI-Country Square, LTD.	149,000	(6,000)	2006	Completed	40

FDI-Park Place, LTD.	210,000	(39,000)	2006	Completed	40

Head Circle, L.P.	275,000	(38,000)	2006	Completed	27.5

Pleasant Village, L.P.	1,468,000	(3,204,000)	2006	Completed	27.5

	$2,343,000	$(3,519,000)

WNC Housing Tax Credit Fund VI, L.P., Series 13
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

		As of March 31, 2015		Initial Cost to Partnership			As of December 31, 2014
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
909 4th YMCA, L.P. (3)	Seattle, Washington	$508,000	$508,000	$-	$16,649,000	$-	$-	$-	$16,649,000	$5,612,000	$11,037,000

Crestview Housing, L.P.	Bigfork, Montana	1,973,000	1,885,000	215,000	2,474,000	302,000	684,000	250,000	2,741,000	469,000	2,522,000

Davenport Housing VII, L.P.	Davenport, Iowa	4,744,000	4,499,000	50,000	6,231,000	361,000	530,000	50,000	6,592,000	855,000	5,787,000

FDI-Country Square, LTD.	Lone Star, Texas	605,000	605,000	18,000	1,359,000	45,000	579,000	18,000	1,404,000	378,000	1,044,000

FDI-Park Place, LTD.	Bellville, Texas	758,000	758,000	50,000	2,023,000	94,000	1,072,000	50,000	2,117,000	434,000	1,733,000

Grove Village, L.P. (2)	Dallas, Texas	N/A	N/A	877,000	9,625,000	(8,812,000)(1)	5,464,000	183,000	1,507,000	-	1,690,000

Head Circle, L.P.	Ruleville, Mississippi	464,000	464,000	54,000	1,914,000	-	1,362,000	54,000	1,914,000	762,000	1,206,000

Pleasant Village, L.P. (3)	Dallas, Texas	2,850,000	2,808,000	811,000	8,690,000	(4,793,000)(1)	5,344,000	223,000	4,485,000	85,000	4,623,000

		$11,902,000	$11,527,000	$2,075,000	$48,965,000	$(12,803,000)	$15,035,000	$828,000	$37,409,000	$8,595,000	$29,642,000

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
June 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:
June 23, 2017

By:
/s/ Melanie R. Wenk
Melanie R. Wenk,
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:
June 23, 2017

By:
/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:
June 23, 2017

By:
/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:
June 23, 2017