Form 10-Q
period 2017-06-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2017-08-14
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2017 and March 31, 2017	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2017 and 2016	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2017	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2017 and 2016	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2017	March 31, 2017
ASSETS

Cash and cash equivalents	$272,058	$271,941
Investments in Local Limited Partnerships, net (Notes 2 and 3)	1,573,119	2,286,745
Due from affiliates, net (Note 4)	-	-

Total Assets	$1,845,177	$2,558,686

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$245,113	$245,113
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	1,443,903	1,479,730

Total Liabilities	1,689,016	1,724,843

Partners’ Equity (Deficit):
General Partner	573,487	574,165
Limited Partners (25,000 Partnership Units authorized;
20,807 Partnership Units issued and outstanding)	(417,326)	259,678

Total Partners’ Equity (Deficit)	156,161	833,843

Total Liabilities and Partners’ Equity (Deficit)	$1,845,177	$2,558,686

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2017 and 2016
(Unaudited)

	2017	2016
	Three Months	Three Months

Operating expenses and loss:
Amortization (Note 2)	$-	$463
Asset management fees (Note 3)	17,116	17,116
Legal and accounting fees	2,000	24,676
Impairment loss (Note 2)	652,206	702,972
Asset management expenses	86	-
Write off of other assets	-	2,643
Other	4,286	37,178

Total operating expenses and loss	675,694	785,048

Loss from operations	(675,694)	(785,048)

Equity in losses of Local
Limited Partnerships (Note 2)	(61,420)	(69,786)

Other income	59,315	88,975

Interest income	117	78

Net loss	$(677,682)	$(765,781)

Net loss allocated to:
General Partner	$(678)	$(766)

Limited Partners	$(677,004)	$(765,015)

Net loss per Partnership Unit	$(33)	$(37)

Outstanding weighted Partnership Units	20,807	20,857

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2017
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2017	$574,165	$259,678	$833,843

Net loss	(678)	(677,004)	(677,682)

Partners’ equity (deficit) at June 30, 2017	$573,487	$(417,326)	$156,161

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2017 and 2016
(Unaudited)

	2017	2016

Cash flows from operating activities:
Net loss	$(677,682)	$(765,781)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization	-	463
Equity in losses of Local Limited Partnerships	61,420	69,786
Impairment loss	652,206	702,972
(Increase) decrease in other assets	-	2,643
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(35,827)	90,475

Net cash provided by operating activities	117	100,828

Cash flows from financing activities:
Repayment of advances to General Partner and Affiliates	-	(120,522)

Net cash used in financing activities	-	(120,522)

Net increase (decrease) in cash and cash equivalents	117	(19,694)
Cash and cash equivalents, beginning of period	271,941	315,082

Cash and cash equivalents, end of period	$272,058	$295,388

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2017
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2017.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of June 30, 2017 and March 31, 2017, a total of 20,807 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

For the Quarterly Period Ended June 30, 2017
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

For the Quarterly Period Ended June 30, 2017
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2018.

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

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period must satisfy the reasonable belief test outlined above to avoid recapture. None of the remaining Housing Complexes have completed their 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2017.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2017
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

As of March 31, 2017, the underlying Housing complex of Pleasant Village Limited Partnership (“Pleasant Village”) was sold resulting in the termination of the Partnership’s Local Limited Partnership interest. There was no risk of tax credit recapture to the investors for the disposition. During the three months ended June 30, 2017, final escrows related to the sale of Pleasant Village were released to the Partnership totaling $59,315 which was included in other income.

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2017 and 2016 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2017
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2017 and March 31, 2017, three and one, respectively, of the remaining investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2017 and March 31, 2017, the Partnership had $272,058 and $271,941 of cash equivalents, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2017
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2014 remain open.

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

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the three months ended June 30, 2017 and 2016 was $0 and $463, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the three months ended June 30, 2017 and 2016, impairment loss related to investments in Local Limited Partnerships was $652,206 and $668,766, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2017 and 2016, impairment loss of $0 and $34,206, respectively, was recorded against related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2017
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2017 and March 31, 2017, the Partnership owned Local Limited Partnership interests in 5 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 146 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2017	For the Year Ended March 31, 2017
Investments per balance sheet, beginning of period	$2,286,745	$3,235,861
Equity in losses of Local Limited Partnerships	(61,420)	(245,681)
Impairment loss	(652,206)	(702,972)
Amortization of acquisition fees and costs	-	(463)
Investments per balance sheet, end of period	$1,573,119	$2,286,745

	For the Three Months Ended June 30, 2017	For the Year Ended March 31, 2017
Investments in Local Limited Partnerships, net	$1,573,119	$2,286,745
Acquisition costs, net of accumulated amortization
$0 and $463	-	-
Investments per balance sheet, end of period	$1,573,119	$2,286,745

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2017
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2017 and 2016 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2017	2016

Revenues	$292,000	$270,000

Expenses:
Interest expense	84,000	70,000
Depreciation and amortization	107,000	107,000
Operating expenses	176,000	172,000
Total expenses	367,000	349,000

Net loss	$(75,000)	$(79,000)
Net loss allocable to the Partnership	$(75,000)	$(79,000)
Net loss recorded by the Partnership	$(61,000)	$(70,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2017
(Unaudited)

NOTE 2- INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

As of June 30, 2017, the property is on the watch list due to a low year-to-date DCR, low replacement reserves and high utilities expense due to large physical space. Davenport Housing VII was previously the campus library and nursing building. Due to the large physical space of the Davenport VII, utilities expense is typically greater than comparable properties. During the first quarter 2017, utilities expense was $1,627 over budget. All other expenses were in line with the budgeted amounts. The replacement reserve account is depleted, and is not being funded as required. WNC has established a replacement reserve workout plan with the Local General Partner. To the extent there is surplus cash at year-end, the cash will be deposited to the replacement reserve in lieu of a distribution to the partners. Operating deficits were paid from the operating cash account, which had a balance of $2,225 at the end of the first quarter 2017. The Local General Partner entity and it’s Managing Member, James Bergman (individual), has provided construction completion, operating deficit, tax credit, and development fee payment guarantees.

Grove Village Limited Partnership and Pleasant Village Limited Partnership were disposed of during the year ended March 31, 2016. These Local Limited partnerships were under IRS audit related to the LIHTCs and the Partnership filed a lawsuit against the Local General Partner. During the year ended March 31, 2015, the Partnership settled the dispute and received $1,300,000 of settlement proceeds which were included in other income. The Partnership also received a final escrow release from the sale of Pleasant Village Limited Partnership totaling $59,315 which was also included in other income for the year ended March 31, 2017.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,468,670. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. As of June 30, 2017, the acquisition fees were fully amortized or impaired.

(b)
A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition costs is recorded, the accumulated amortization is reduced to zero at that time. As of June 30, 2017, the acquisition costs were fully amortized or impaired.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2017
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)
An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $17,116 were incurred during both of the three months ended June 30, 2017 and 2016. Payments of $30,000 and $0, respectively, were made during the three months ended June 30, 2017 and 2016.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements of $29,315 and $20,845 were made during the three months ended June 30, 2017 and 2016, respectively.

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

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. If an impairment loss related to the financing costs and interest is recorded, the accumulated amortization is reduced to zero at that time. As of June 30, 2017, the financing costs and interest were fully amortized or impaired.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2017	March 31, 2017

Asset management fee payable	$1,414,721	$1,427,605
Reimbursements for expenses paid by the General Partner or an affiliate	29,182	52,125

Total	$1,443,903	$1,479,730

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2017
(Unaudited)

NOTE 4 – DUE FROM AFFILIATES, NET

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of June 30, 2017 and March 31, 2017, the Partnership advanced $763,336 to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

NOTE 5 ñ PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $245,113 at June 30, 2017 and March 31, 2017, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2017 and 2016, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2017 consisted of $272,000 in cash and cash equivalents and investments in Local Limited Partnerships of $1,573,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at June 30, 2017 consisted of $245,000 of payables to Local Limited Partnerships and $1,444,000 in accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016 The Partnership’s net loss for the three months ended June 30, 2017 was $678,000, reflecting a decrease of $88,000 from the $766,000 net loss experienced for the three months ended June 30, 2016. Impairment loss decreased by $51,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. There was a decrease in accounting and legal fees of $23,000 for the three months ended June 30, 2017 due to timing of services and payments. The write off of other assets decreased by $3,000 during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. The equity in losses of Local Limited Partnerships decreased by $8,000 for the three months ended June 30, 2017. Equity in Losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Other income decreased by $30,000 for the three months ended June 30, 2017. The Partnership received $59,000 from the release of a lien account related to the disposition of a Local Limited Partnership, which was included in other income during the three months ended June 30, 2017. Other expenses decreased by $33,000 mainly due to tax and license expenses incurred during the three months ended June 30, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016 The increase in cash and cash equivalents during the three months ended June 30, 2017 was $117 compared to a $20,000 decrease in cash and cash equivalents during the three months ended June 30, 2016. During the three months ended June 30, 2017, the Partnership received $59,000 from the final release of an escrow account related to the disposition of a Local Limited Partnership compared to $89,000 received during the three months ended June 30, 2016. During the three months ended June 30, 2017, the Partnership paid $30,000 in accrued asset management fees and $29,000 in operating expenses to the General Partner or affiliates compared to $0 and $21,000, respectively, paid during the three months ended June 30, 2016. Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. The reimbursement of operating expenses and advances are paid after management reviews the cash position of the Partnership.

During the three months ended June 30, 2017, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, decreased by $36,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2017, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2018.

Recent Accounting Changes

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

As of June 30, 2017, the property is on the watch list due to a low year-to-date DCR, low replacement reserves and high utilities expense due to large physical space. Davenport Housing VII was previously the campus library and nursing building. Due to the large physical space of the Davenport VII, utilities expense is typically greater than comparable properties. During the first quarter 2017, utilities expense was $1,627 over budget. All other expenses were in line with the budgeted amounts. The replacement reserve account is depleted, and is not being funded as required. WNC has established a replacement reserve workout plan with the Local General Partner. To the extent there is surplus cash at year-end, the cash will be deposited to the replacement reserve in lieu of a distribution to the partners. Operating deficits were paid from the operating cash account, which had a balance of $2,225 at the end of the first quarter 2017. The Local General Partner entity and it’s Managing Member, James Bergman (individual), has provided construction completion, operating deficit, tax credit, and development fee payment guarantees.

Grove Village Limited Partnership and Pleasant Village Limited Partnership were disposed of during the year ended March 31, 2016. These Local Limited partnerships were under IRS audit related to the LIHTCs and the Partnership filed a lawsuit against the Local General Partner. During the year ended March 31, 2015, the Partnership settled the dispute and received $1,300,000 of settlement proceeds which were included in other income. The Partnership also received a final escrow release from the sale of Pleasant Village Limited Partnership totaling $59,315 which was also included in other income for the year ended March 31, 2017.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2017 and March 31, 2017, (ii) the Condensed Statements of Operations for the three months ended June 30, 2017 and June 30, 2016, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the three months ended June 30, 2017, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2017 and June 30, 2016 and (v) the Notes to Condensed Financial Statements.

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

Date: August 14, 2017

By: /s/ Melanie R. Wenk
Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 14, 2017