Form 10-Q
period 2017-09-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2017-11-16
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2017

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2017	March 31, 2017
ASSETS

Cash and cash equivalents	$301,249	$271,941
Investments in Local Limited Partnerships, net (Notes 2 and 3)	1,512,161	2,286,745
Due from affiliates, net (Note 4)	-	-

Total Assets	$1,813,410	$2,558,686

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$245,113	$245,113
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	1,460,193	1,479,730

Total Liabilities	1,705,306	1,724,843

Partners’ Equity (Deficit):
General Partner	573,439	574,165
Limited Partners (25,000 Partnership Units authorized;
20,757 and 20,807 Partnership Units issued and outstanding, respectively)	(465,335)	259,678

Total Partners’ Equity (Deficit)	108,104	833,843

Total Liabilities and Partners’ Equity (Deficit)	$1,813,410	$2,558,686

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2017 and 2016
(Unaudited)

	2017		2016
	Three Months	Six Months	Three Months	Six Months
Operating income:
Reporting fees	$8,777	$8,777	$3,558	$3,558

Operating expenses and loss:
Amortization (Note 1)	-	-	-	463
Asset management fees (Note 3)	17,116	34,232	17,116	34,232
Legal and accounting fees	5,375	7,375	135,483	71,184
Impairment loss (Note 1)	-	652,206	-	702,972
Asset management expenses	139	225	-	-
Write off of other assets	-	-	-	2,643
Other	24,571	28,857	7,596	44,773

Total operating expenses and loss	47,201	722,895	160,195	856,267

Loss from operations
	(38,424)	(714,118)	(156,637)	(852,709)
Equity in losses of Local
Limited Partnerships (Note 2)	(60,958)	(122,378)	(69,787)	(139,574)

Other income	51,176	110,491	-	-

Interest income	149	266	50	128

Net loss	$(48,057)	$(725,739)	$(226,374)	$(992,155)

Net loss allocated to:
General Partner	$(48)	$(726)	$(226)	$(992)

Limited Partners	$(48,009)	$(725,013)	$(226,148)	$(991,163)

Net loss per Partnership
Unit	$(2)	$(35)	$(11)	$(48)

Outstanding weighted Partnership
Units	20,757	20,757	20,857	20,857

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2017(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2017	$574,165	$259,678	$833,843

Net loss	(726)	(725,013)	(725,739)

Partners’ equity (deficit) at September 30, 2017	$573,439	$(465,335)	$108,104

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2017 and 2016
(Unaudited)

	2017	2016

Cash flows from operating activities:
Net loss	$(725,739)	$(992,155)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization	-	463
Equity in losses of Local Limited Partnerships	122,378	139,574
Impairment loss	652,206	702,972
Decrease in other assets	-	2,643
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(19,537)	254,664

Net cash provided by operating activities	29,308	108,161

Cash flows from financing activities:
Repayment of advances to General Partner and Affiliates	-	(124,247)

Net cash used in financing activities	-	(124,247)

Net increase (decrease) in cash and cash equivalents	29,308	(16,086)
Cash and cash equivalents, beginning of period	271,941	315,082

Cash and cash equivalents, end of period	$301,249	$298,996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2017
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2017.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of September 30, 2017 and March 31, 2017, a total of 20,757 and 20,807 Partnership Units remain outstanding, respectively. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

For the Quarterly Period Ended September 30, 2017
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

For the Quarterly Period Ended September 30, 2017
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2018.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2017.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2017
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

As of March 31, 2017, the underlying Housing complex of Pleasant Village Limited Partnership (“Pleasant Village”) was sold resulting in the termination of the Partnership’s Local Limited Partnership interest. There was no risk of tax credit recapture to the investors for the disposition. During the six months ended September 30, 2017, final escrows related to the sale of Pleasant Village were released to the Partnership totaling $59,315, and $51,176 of State tax refund was received resulting from tax overpayment, both of which were included in other income.

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2017 and 2016 has been recorded by the Partnership. Management’s estimate for the six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2017 and March 31, 2017, three and one, respectively, of the remaining investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2017 and March 31, 2017, the Partnership had $301,249 and $271,941 of cash equivalents, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2017
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

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the six months ended September 30, 2017 and 2016 was $0 and $463, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the six months ended September 30, 2017 and 2016, impairment loss related to investments in Local Limited Partnerships was $652,206 and $668,766, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the six months ended September 30, 2017 and 2016, impairment loss of $0 and $34,206, respectively, was recorded against related intangibles.

Impact of Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. In addition, in October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control”, to provide further clarification guidance to ASU No. 2015-02. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU  2015-02 and ASU 2016-17 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. ASU 2016-17 is effective for periods beginning after December 15, 2016. The adoption of these updates did not materially affect the Partnership's financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2017
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2017 and March 31, 2017, the Partnership owned Local Limited Partnership interests in 5 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 146 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2017	For the Year Ended March 31, 2017
Investments per balance sheet, beginning of period	$2,286,745	$3,235,861
Equity in losses of Local Limited Partnerships	(122,378)	(245,681)
Impairment loss	(652,206)	(702,972)
Amortization of acquisition fees and costs	-	(463)
Investments per balance sheet, end of period	$1,512,161	$2,286,745

	For the Six Months Ended September 30, 2017	For the Year Ended March 31, 2017
Investments in Local Limited Partnerships, net	$1,512,161	$2,286,745
Acquisition costs, net of accumulated amortization
$0 and $463	-	-
Investments per balance sheet, end of period	$1,512,161	$2,286,745

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2017
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2017 and 2016 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2017	2016

Revenues	$584,000	$539,000

Expenses:
Interest expense	167,000	140,000
Depreciation and amortization	214,000	213,000
Operating expenses	352,000	344,000
Total expenses	733,000	697,000

Net loss	$(149,000)	$(158,000)
Net loss allocable to the Partnership	$(149,000)	$(158,000)
Net loss recorded by the Partnership	$(122,000)	$(140,000)

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

The project was fully completed as of March 31, 2010 and it achieved stabilized operations by June 2010. In June 2010 the property achieved 85% occupancy and has maintained occupancy of 80% to 100% to the date of this filing. Davenport has been awarded state historical tax credits from the State of Iowa, federal historical credits and federal Low Income Housing Tax Credits. The State historical credits are given in the form of a refund check from the State in conjunction with the State tax return filing. The net amount of the check after applicable federal taxes will be contributed back to the property to help fund

NOTE 2- INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

construction shortfalls. Davenport was also allocated additional federal Low Income Housing Tax Credits as well as federal historic tax credits. Upon the Limited Partners’ approval of the dispositions of Sierra Run’s and Fernwood, the Partnership made the additional investment in Davenport. See the exit strategy in Note 1 regarding the dispositions of Sierra’s Run and Fernwood. On July 1, 2010, the Partnership committed additional capital to Davenport in the amount of $2,490,651. This additional commitment generated $408,710 of federal historic credits and $3,582,550 of additional federal Low Income Housing Tax Credits which were allocated to the partners of the Partnership.

As of September 30, 2017, the property is on the watch list due to a low year-to-date DCR, low replacement reserves and high utilities expense due to large physical space. Davenport Housing VII was previously the campus library and nursing building. Due to the large physical space of the Davenport VII, utilities expense is typically greater than comparable properties. During the first quarter 2017, utilities expense was $1,627 over budget. All other expenses were in line with the budgeted amounts. The replacement reserve account is depleted, and is not being funded as required. WNC has established a replacement reserve workout plan with the Local General Partner. To the extent there is surplus cash at year-end, the cash will be deposited to the replacement reserve in lieu of a distribution to the partners. Operating deficits were paid from the operating cash account, which had a balance of $2,225 at the end of the first quarter 2017. The Local General Partner entity and it’s Managing Member, James Bergman (individual), has provided construction completion, operating deficit, tax credit, and development fee payment guarantees.

Grove Village Limited Partnership and Pleasant Village Limited Partnership were disposed of during the year ended March 31, 2016. These Local Limited partnerships were under IRS audit related to the LIHTCs and the Partnership filed a lawsuit against the Local General Partner. During the year ended March 31, 2015, the Partnership settled the dispute and received $1,300,000 of settlement proceeds which were included in other income. The Partnership also received a final escrow release from the sale of Pleasant Village Limited Partnership totaling $59,315, as well as $51,176 of State tax refund resulting from tax overpayment, which was also included in other income for the six months ended September 30, 2017.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,468,670. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. As of September 30, 2017, the acquisition fees were fully amortized or impaired.

(b)
A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition costs is recorded, the accumulated amortization is reduced to zero at that time. As of September 30, 2017, the acquisition costs were fully amortized or impaired.

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)
An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $34,232 were incurred during each of the six months ended September 30, 2017 and 2016. Payments of $60,706 and $0, respectively, were made during the six months ended September 30, 2017 and 2016.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements of $29,315 and $20,845 were made during the six months ended September 30, 2017 and 2016, respectively.

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

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. If an impairment loss related to the financing costs and interest is recorded, the accumulated amortization is reduced to zero at that time. As of September 30, 2017, the financing costs and interest were fully amortized or impaired.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2017	March 31, 2017

Asset management fee payable	$1,401,131	$1,427,605
Expense paid by the General Partner or an affiliate on behalf of the Partnership	59,062	52,125

Total	$1,460,193	$1,479,730

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

As of September 30, 2017 and March 31, 2017, the Partnership advanced $763,336 to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

NOTE 5 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $245,113 at September 30, 2017 and March 31, 2017, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2017 and 2016, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2017 consisted of $301,000 in cash and cash equivalents and investments in Local Limited Partnerships of $1,512,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at September 30, 2017 consisted of $245,000 of payables to Local Limited Partnerships and $1,460,000 in accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

 Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016 The Partnership’s net loss for the three months ended September 30, 2017 was $48,000, reflecting a decrease of $178,000 from the $226,000 net loss experienced for the three months ended September 30, 2016. Legal and accounting fees decreased by $130,000 during the three months ended in September 30, 2017. The decrease was mainly due to legal expenses related to the Appellate Hearing with the IRS regarding LIHTC’s for Pleasant Village incurred during the three months ended September 30, 2016. Other expenses increased by $17,000 during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, mainly due to property cost consulting incurred during the three months ended September 30, 2017. The equity in losses of Local Limited Partnerships decreased by $9,000 for the three months ended September 30, 2017. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Other income increased by $51,000 during the three months ended September 30, 2017. The Partnership received a State refund resulting from tax overpayment. Reporting fees increased by $5,000 during the three months ended September 30, 2017. Reporting fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016  The Partnership’s net loss for the six months ended September 30, 2017 was $726,000, reflecting a decrease of $266,000 from the $992,000 net loss experienced for the six months ended September 30, 2016. Impairment loss decreased by $51,000 for the six months ended September 30, 2017 compared to the six months ended September 30, 2016. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. Legal and accounting fees decreased by $64,000 during the six months ended September 30, 2017, as discussed above. Write-off of other assets decreased by $3,000 for the six months ended September 30, 2017. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it had taken to dispose of the properties. The equity in losses of Local Limited Partnerships decreased by $17,000 for the six months ended September 30, 2017. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Other expenses decreased by $16,000 mainly due to tax and license expenses incurred during the six months ended September 30, 2016. Reporting fees increased by $5,000 during the six months ended September 30, 2017 compared to the six months ended September 30, 2016, as discussed above. Other income increased by $110,000 during the six months ended September 30, 2017. The Partnership received $51,000 of State tax refund resulting from tax overpayment, and $59,000 from the release of a lien account related to the disposition of a Local Limited Partnership.

Liquidity and Capital Resources

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016 The increase in cash and cash equivalents during the six months ended September 30, 2017 was $29,000 compared to a $16,000 decrease in cash and cash equivalents during the six months ended September 30, 2016. During the six months ended September 30, 2017, the Partnership received $51,000 of State tax refund from tax overpayment, and $59,000 from the final release of an escrow account related to the disposition of a Local Limited Partnership compared to $89,000 received during the six months ended September 30, 2016. During the six months ended September 30, 2017, the Partnership paid $61,000 in accrued asset management fees and $29,000 in operating expenses to the General Partner or affiliates compared to $0 and $21,000, respectively, paid during the six months ended September 30, 2016. Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. The reimbursement of operating expenses and advances are paid after management reviews the cash position of the Partnership. In addition, the Partnership received $5,000 more in reporting fees during the six months ended September 30, 2017 compared to the six months ended September 30, 2016. Reporting fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment.

During the six months ended September 30, 2017, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, decreased by $20,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2017, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2018.

Recent Accounting Changes

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. In addition, in October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control”, to provide further clarification guidance to ASU No. 2015-02. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 and ASU 2016-17 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. ASU 2016-17 is effective for periods beginning after December 15, 2016. The adoption of these updates did not materially affect the Partnership's financial statements.

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

As of September 30, 2017, the property is on the watch list due to a low year-to-date DCR, low replacement reserves and high utilities expense due to large physical space. Davenport Housing VII was previously the campus library and nursing building. Due to the large physical space of the Davenport VII, utilities expense is typically greater than comparable properties. During the second quarter 2017, new exterior and interior lighting were installed in order to improve energy efficiency. As of the end of the second quarter 2017, utilities were in line with year-to-date budgeted amounts. The electrical improvements and sprinkler repairs along with the ongoing maintenance related to the condensation issue in one of the units caused repairs and maintenance expense to exceed budgeted amounts by $3,376 through the second quarter 2017. The replacement reserve account is depleted, and is not being funded as required. Had the replacement reserve account been funded, the second quarter 2017 DCR would be ..52. To the extent there is surplus cash at year-end, the cash will be deposited to the replacement reserve in lieu of a distribution to the partners. The replacement reserve account is depleted, and is not being funded as required. WNC has established a replacement reserve workout plan with the Local General Partner. To the extent there is surplus cash at year-end, the cash will be deposited to the replacement reserve in lieu of a distribution to the partners. Operating deficits were paid from the operating cash account, which had a balance of $67 at the end of the second quarter 2017. The Local General Partner entity and it’s Managing Member, James Bergman (individual), has provided construction completion, operating deficit, tax credit, and development fee payment guarantees.

Grove Village Limited Partnership and Pleasant Village Limited Partnership were disposed of during the year ended March 31, 2016. These Local Limited partnerships were under IRS audit related to the LIHTCs and the Partnership filed a lawsuit against the Local General Partner. During the year ended March 31, 2015, the Partnership settled the dispute and received $1,300,000 of settlement proceeds which were included in other income. The Partnership also received a final escrow release from the sale of Pleasant Village Limited Partnership totaling $59,315, as well as $51,176 of State tax refund resulting from tax overpayment, which was also included in other income for the six months ended September 2017.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2017 and March 31, 2017, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2017 and September 30, 2016, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the six months ended September 30, 2017, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2017 and September 30, 2016 and (v) the Notes to Condensed Financial Statements.

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

Date: November 16, 2017

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 16, 2017