Form 10-Q
period 2017-12-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2018-02-14
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes X No__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X No__

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
For the Quarterly Period Ended December 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of December 31, 2017 and March 31, 2017	3

	Condensed Statements of Operations
	For the Three and Nine Months Ended December 31, 2017 and 2016	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Nine Months Ended December 31, 2017	5

	Condensed Statements of Cash Flows
	For the Nine Months Ended December 31, 2017 and 2016	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2017	March 31, 2017
ASSETS

Cash and cash equivalents	$340,853	$271,941
Investments in Local Limited Partnerships, net (Notes 2 and 3)	1,451,203	2,286,745
Due from affiliates, net (Note 4)	-	-

Total Assets	$1,792,056	$2,558,686

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$245,113	$245,113
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	1,501,523	1,479,730

Total Liabilities	1,746,636	1,724,843

Partners’ Equity (Deficit):
General Partner	573,377	574,165
Limited Partners (25,000 Partnership Units authorized;
20,757 and 20,807 Partnership Units issued and outstanding, respectively)	(527,957)	259,678

Total Partners’ Equity (Deficit)	45,420	833,843

Total Liabilities and Partners’ Equity (Deficit)	$1,792,056	$2,558,686
See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2017 and 2016
(Unaudited)

	2017		2016
	Three Months	Nine Months	Three Months	Nine Months
Operating income:
Reporting fees	$-	$8,777	$-	$3,558

Operating expenses and loss:
Amortization (Note 1)	-	-	-	463
Asset management fees (Note 3)	17,116	51,348	17,116	51,348
Legal and accounting fees	20,000	27,375	12,885	84,069
Impairment loss (Note 1)	-	652,206	-	702,972
Asset management expenses	-	225	364	364
Write off of other assets	-	-	-	2,643
Other	2,715	31,572	(6,446)	38,328

Total operating expenses and loss	39,831	762,726	23,919	880,187

Loss from operations	(39,831)	(753,949)	(23,919)	(876,629)

Equity in losses of Local
Limited Partnerships (Note 2)	(60,958)	(183,336)	(69,786)	(209,360)

Gain on sale of Local Limited Partnership	37,917	37,917	-	-

Other income	-	110,491	-	-

Interest income	188	454	100	228

Net loss	$(62,684)	$(788,423)	$(93,605)	$(1,085,761)

Net loss allocated to:
General Partner	$(63)	$(788)	$(94)	$(1,086)

Limited Partners	$(62,621)	$(787,635)	$(93,511)	$(1,084,675)

Net loss per Partnership
Unit	$(3)	$(38)	$(4)	$(52)

Outstanding weighted Partnership
Units	20,757	20,757	20,807	20,807

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)
For the Nine Months Ended December 31, 2017(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2017	$574,165	$259,678	$833,843

Net loss	(788)	(787,635)	(788,423)

Partners’ equity (deficit) at December 31, 2017	$573,377	$(527,957)	$45,420

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2017 and 2016
(Unaudited)
	2017	2016

Cash flows from operating activities:
Net loss	$(788,423)	$(1,085,761)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization	-	463
Equity in losses of Local Limited Partnerships	183,336	209,360
Impairment loss	652,206	702,972
Decrease in other assets	-	2,643
Gain on sale of Local Limited Partnership	(37,917)	-
Increase in accrued fees and expenses due to
General Partner and affiliates	21,793	154,337

Net cash provided by (used in) operating activities	30,995	(15,986)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnership	37,917	-

Net cash provided by financing activities	37,917	-

Net increase (decrease) in cash and cash equivalents	68,912	(15,986)
Cash and cash equivalents, beginning of period	271,941	315,082

Cash and cash equivalents, end of period	$340,853	$299,096

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
General Partner’s equity was increased and due to General Partner and affiliates was decreased for forgiveness of debt from advances previously made to the Partnership	$-	$591,785

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2017
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2017.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of December 31, 2017 and March 31, 2017, a total of 20,757 and 20,807 Partnership Units remain outstanding, respectively. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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
For the Quarterly Period Ended December 31, 2017
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
For the Quarterly Period Ended December 31, 2017
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2019.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2017.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2017
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

As of March 31, 2017, the underlying Housing complex of Pleasant Village Limited Partnership (“Pleasant Village”) was sold resulting in the termination of the Partnership’s Local Limited Partnership interest. There was no risk of tax credit recapture to the investors for the disposition. During the six months ended September 30, 2017, final escrows related to the sale of Pleasant Village were released to the Partnership totaling $59,315, which was included in other income.

During the nine months ended December 31, 2017, the Partnership sold its Local Limited Partnership interest in Head Circle, L.P. (“Head Circle”). Head Circle was appraised for $900,000 and had a mortgage balance of $1,342,307 as of December 31, 2016. The Partnership received $39,417 in cash proceeds, $36,000 of which were used to reimburse the General Partner or affiliates for expenses paid on its behalf and the remaining $3,416 will be retained in reserves for future operating expenses. The Partnership incurred $1,500 in sale related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore, a gain of $37,917 was recorded. The Compliance Period for Head Circle expires in December 2017. The respective purchasers have guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture to the investors of the Partnership.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2017
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2017 and 2016 has been recorded by the Partnership. Management’s estimate for the nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2017 and March 31, 2017, two and one, respectively, of the remaining investment balances had reached zero.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2017
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2017 and March 31, 2017, the Partnership had $340,853 and $271,941 of cash equivalents, respectively.

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

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the nine months ended December 31, 2017 and 2016 was $0 and $463, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the nine months ended December 31, 2017 and 2016, impairment loss related to investments in Local Limited Partnerships was $652,206 and $668,766, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2017
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the nine months ended December 31, 2017 and 2016, impairment loss of $0 and $34,206, respectively, was recorded against related intangibles.

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
For the Quarterly Period Ended December 31, 2017
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2017 and March 31, 2017, the Partnership owned Local Limited Partnership interests in 4 and 5 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 108 and 146 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2017	For the Year Ended March 31, 2017
Investments per balance sheet, beginning of period	$2,286,745	$3,235,861
Equity in losses of Local Limited Partnerships	(183,336)	(245,681)
Impairment loss	(652,206)	(702,972)
Amortization of acquisition fees and costs	-	(463)
Investments per balance sheet, end of period	$1,451,203	$2,286,745

	For the Nine Months Ended December 31, 2017	For the Year Ended March 31, 2017
Investments in Local Limited Partnerships, net	$1,451,203	$2,286,745
Acquisition costs, net of accumulated amortization
$0 and $463	-	-
Investments per balance sheet, end of period	$1,451,203	$2,286,745

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2017
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2017 and 2016 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2017	2016

Revenues	$588,000	$809,000

Expenses:
Interest expense	151,000	210,000
Depreciation and amortization	272,000	320,000
Operating expenses	350,000	516,000
Total expenses	773,000	1,046,000

Net loss	$(185,000)	$(237,000)
Net loss allocable to the Partnership	$(185,000)	$(236,000)
Net loss recorded by the Partnership	$(183,000)	$(209,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2017
(Unaudited)

NOTE 2- INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

As of December 31, 2017, the property is on the watch list due to a low year-to-date DCR, low replacement reserves and high utilities expense due to large physical space. Davenport was previously the campus library and nursing building. Due to the large physical space of the Davenport, utilities expense is typically greater than comparable properties. During the first quarter 2017, utilities expense was $1,627 over budget. All other expenses were in line with the budgeted amounts. The replacement reserve account is depleted, and is not being funded as required. WNC has established a replacement reserve workout plan with the Local General Partner. To the extent there is surplus cash at year-end, the cash will be deposited to the replacement reserve in lieu of a distribution to the partners. Operating deficits were paid from the operating cash account, which had a balance of $2,225 at the end of the first quarter 2017. The Local General Partner entity and it’s Managing Member, James Bergman (individual), has provided construction completion, operating deficit, tax credit, and development fee payment guarantees.

Grove Village Limited Partnership and Pleasant Village Limited Partnership were disposed of during the year ended March 31, 2016. These Local Limited partnerships were under IRS audit related to the LIHTCs and the Partnership filed a lawsuit against the Local General Partner. During the year ended March 31, 2015, the Partnership settled the dispute and received $1,300,000 of settlement proceeds which were included in other income. The Partnership also received a final escrow release from the sale of Pleasant Village Limited Partnership totaling $59,315, as well as $51,176 of State tax refund resulting from tax overpayment, which was also included in other income for the nine months ended December 31, 2017.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,468,670. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. As of December 31, 2017, the acquisition fees were fully amortized or impaired.

(b)
A non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of the end of all periods presented, the Partnership incurred acquisition costs of $419,620, which have been included in investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition costs is recorded, the accumulated amortization is reduced to zero at that time. As of December 31, 2017, the acquisition costs were fully amortized or impaired.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2017
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)
An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $51,348 were incurred during each of the nine months ended December 31, 2017 and 2016. Payments of $60,706 and $0, respectively, were made during the nine months ended December 31, 2017 and 2016.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements of $29,315 and $20,845 were made during the nine months ended December 31, 2017 and 2016, respectively.

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

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred financing costs of $772 and interest of $267 which are included in investments in Local Limited Partnerships. If an impairment loss related to the financing costs and interest is recorded, the accumulated amortization is reduced to zero at that time. As of December 31, 2017, the financing costs and interest were fully amortized or impaired.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2017	March 31, 2017

Asset management fee payable	$1,418,247	$1,427,605
Expense paid by the General Partner or an affiliate on behalf of the Partnership	83,276	52,125

Total	$1,501,523	$1,479,730

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2017
(Unaudited)

NOTE 4 – DUE FROM AFFILIATES, NET

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of December 31, 2017 and March 31, 2017, the Partnership advanced $763,336 to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

NOTE 5 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $245,113 at December 31, 2017 and March 31, 2017, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2017 and 2016, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2017 consisted of $341,000 in cash and cash equivalents and investments in Local Limited Partnerships of $1,451,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at December 31, 2017 consisted of $245,000 of payables to Local Limited Partnerships and $1,502,000 in accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016 The Partnership’s net loss for the three months ended December 31, 2017 was $63,000, reflecting a decrease of $31,000 from the $94,000 net loss experienced for the three months ended December 31, 2016. The change was primarily due to the $38,000 gain on sale during the three months ended December 31, 2017. Gain on sale recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. Legal and accounting fees increased by $7,000 during the three months ended December 31, 2017 compared to the three months ended December 31, 2016 due to timing of work performed. The equity in losses of Local Limited Partnerships decreased by $9,000 for the three months ended December 31, 2017. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Other expenses increased by $9,000 mainly due to tax and license expense adjustments during the three months ended December 31, 2016 due to a voided invoice for tax and license expenses originally recorded during the three months ended June 30, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016  The Partnership’s net loss for the nine months ended December 31, 2017 was $788,000, reflecting a decrease of $298,000 from the $1,086,000 net loss experienced for the nine months ended December 31, 2016. Impairment loss decreased by $51,000 for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. During the nine months ended December 31, 2017, gain on sale increased by $38,000 compared to the nine months ended December 31, 2016. Gain on sale recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. Legal and accounting fees decreased by $57,000 during the nine months ended December 31, 2017. The decrease was mainly due to legal expenses related to the Appellate Hearing with the IRS regarding LIHTC’s for Pleasant Village incurred during the nine months ended December 31, 2016. Write-off of other assets decreased by $3,000 for the nine months ended December 31, 2017. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it had taken to dispose of the properties. The equity in losses of Local Limited Partnerships decreased by $26,000 for the nine months ended December 31, 2017. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Other expenses decreased by $6,000 mainly due to tax and license expenses incurred during the nine months ended December 31, 2016. Reporting fees increased by $5,000 during the nine months ended December 31, 2017 compared to the nine months ended December 2016. Reporting fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. Other income increased by $110,000 during the nine months ended December 31, 2017. The Partnership received $51,000 of State tax refund resulting from tax overpayment, and $59,000 from the release of a lien account related to the disposition of a Local Limited Partnership.

Liquidity and Capital Resources

Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016 The increase in cash and cash equivalents during the nine months ended December 31, 2017 was $69,000 compared to a $16,000 decrease in cash and cash equivalents during the nine months ended December 31, 2016. During the nine months ended December 31, 2017, the Partnership received $51,000 of State tax refund from tax overpayment, and $59,000 from the final release of an escrow account related to the disposition of a Local Limited Partnership. The Partnership received $38,000 of net proceeds from sale of Local Limited Partnership during the nine months ended December 31, 2017. Sale proceeds recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. During the nine months ended December 31, 2017, the Partnership paid $61,000 in accrued asset management fees and $29,000 in operating expenses to the General Partner or affiliates compared to $0 and $21,000, respectively, paid during the nine months ended December 31, 2016. Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. In addition, the Partnership received $5,000 more in reporting fees during the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016. Reporting fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment.

During the nine months ended December 31, 2017, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $22,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2017, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2019.

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

As of December 31, 2017, the property is on the watch list due to a low year-to-date DCR, low replacement reserves and high utilities expense due to large physical space. Davenport was previously the campus library and nursing building. Due to the large physical space of the Davenport, utilities expense is typically greater than comparable properties. During the second quarter 2017, new exterior and interior lighting were installed in order to improve energy efficiency. As of the end of the second quarter 2017, utilities were in line with year-to-date budgeted amounts. The electrical improvements and sprinkler repairs along with the ongoing maintenance related to the condensation issue in one of the units caused repairs and maintenance expense to exceed budgeted amounts by $3,376 through the second quarter 2017. The replacement reserve account is depleted, and is not being funded as required. Had the replacement reserve account been funded, the second quarter 2017 DCR would be ..52. To the extent there is surplus cash at year-end, the cash will be deposited to the replacement reserve in lieu of a distribution to the partners. The replacement reserve account is depleted, and is not being funded as required. WNC has established a replacement reserve workout plan with the Local General Partner. To the extent there is surplus cash at year-end, the cash will be deposited to the replacement reserve in lieu of a distribution to the partners. Operating deficits were paid from the operating cash account, which had a balance of $67 at the end of the second quarter 2017. The Local General Partner entity and it’s Managing Member, James Bergman (individual), has provided construction completion, operating deficit, tax credit, and development fee payment guarantees.

Grove Village Limited Partnership and Pleasant Village Limited Partnership were disposed of during the year ended March 31, 2016. These Local Limited partnerships were under IRS audit related to the LIHTCs and the Partnership filed a lawsuit against the Local General Partner. During the year ended March 31, 2015, the Partnership settled the dispute and received $1,300,000 of settlement proceeds which were included in other income. The Partnership also received a final escrow release from the sale of Pleasant Village Limited Partnership totaling $59,315, as well as $51,176 of State tax refund resulting from tax overpayment, which was also included in other income for the nine months ended December 31 2017.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2017 and March 31, 2017, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2017 and December 31, 2016, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the nine months ended December 31, 2017, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2017 and December 31, 2016 and (v) the Notes to Condensed Financial Statements.

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

Date: February 13, 2018

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 13, 2018