Form 10-K
period 2018-03-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2018-06-27
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of March 31, 2018 and 2017, a total of 20,757 and 20,807 Partnership Units, respectively, remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. This offering was closed on September 21, 2006.

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

The Partnership originally invested in ten Local Limited Partnerships, six of which have been sold or otherwise disposed of as of March 31, 2018. Each of these Local Limited Partnerships owns or owned a Housing Complex that is eligible for the Federal Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low or moderate income housing.

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

During the year ended March 31, 2018, the Partnership sold its Local Limited Partnership interest in Head Circle, L.P. (“Head Circle”). Head Circle was appraised for $900,000 and had a mortgage balance of $1,314,966 as of December 31, 2016. The Partnership received $39,417 in cash proceeds, $36,000 of which were used to reimburse the General Partner or affiliates for expenses paid on its behalf and the remaining $3,416 will be retained in reserves for future operating expenses. The Partnership incurred $2,650 in sale related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore, a gain of $36,767 was recorded. The Compliance Period for Head Circle expired in December 2017, therefore there is no risk of recapture to the investors of the Partnership.

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

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values equal to or less than the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. During the years ended March 31, 2018, 2017, and 2016, the Partnership had reduced the carrying amount to $0 with respect to zero, zero and one of its remaining investments, respectively.

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

For each of the years ended March 31, 2018, 2017, and 2016, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2018, 2017, and 2016, impairment loss related to investments in Local Limited Partnerships was $652,206, $702,972, and $1,052,460, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner and the capital contributions payable to Local Limited Partnerships. The asset management fees payable increased (decreased) by approximately $(31,000), $68,000, and $112,000, for the years ended March 31, 2018, 2017, and 2016, respectively. The payables due to the Local Limited Partnerships decreased by approximately $0, $0 and $130,000 for the years ended March 31, 2018, 2017, and 2016, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $59,000 per year through the termination of the Partnership, which must occur no later than December 31, 2070. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2019.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2018		As of December 31, 2017
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	$1,895,000	$1,895,000	24	$2,268,000	$651,000

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	4,744,000	4,499,000	20	6,029,000	496,000

FDI-Country Square, LTD.	Lone Star, Texas	Fieser Holdings, Inc.	605,000	605,000	24	823,000	523,000

FDI-Park Place, LTD.	Bellville, Texas	Fieser Holdings, Inc.	758,000	758,000	40	1,068,000	1,001,000

			$8,002,000	$7,757,000	108	$10,188,000	$2,671,000

Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if the Housing Complexes are retained and rented in compliance with credit rules for the Compliance Period. Approximately 85% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships.

	For the year ended December 31, 2017
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership
Crestview Housing, L.P.	$131,000	$(63,000)	99.98%

Davenport Housing VII, L.P.	126,000	(165,000)	99.98%

FDI-Country Square, LTD.	152,000	10,000	99.98%

FDI-Park Place, LTD.	205,000	(15,000)	99.98%

	$614,000	$(233,000)

WNC Housing Tax Credit Fund VI, L.P., Series 13
				Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2017	2016	2015	2014	2013

909 4th YMCA, L.P.	Seattle, Washington	YMCA of Greater Seattle	N/A	N/A	N/A	85%	80%

Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	100%	100%	100%	96%	96%

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	100%	100%	100%	100%	100%

FDI-Country Square, LTD.	Lone Star, Texas	Fieser Holdings, Inc.	96%	96%	100%	100%	88%

FDI-Park Place, LTD.	Bellville, Texas	Fieser Holdings, Inc.	80%	90%	85%	83%	85%

Grove Village, L.P.	Dallas, Texas	Walker Guardian LLC	N/A	N/A	N/A	48%	46%

Head Circle, L.P.	Ruleville, Mississippi	SEMC, Inc.	N/A	97%	85%	97%	100%

Pleasant Village, L.P.	Dallas, Texas	Walker Guardian LLC	N/A	N/A	85%	85%	65%
			92%	96%	89%	73%	65%

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

(b)
At March 31, 2018, there were 954 Limited Partners, and there were no assignees of Partnership Units who were not admitted as Limited Partners.

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

(f)
No unregistered securities were sold by the Partnership during the year ended March 31, 2018.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2018	2017	2016	2015	2014
ASSETS

Cash and cash equivalents	$305,043	$271,941	$315,082	$325,510	$18,047
Investments in Local Limited Partnerships, net	1,406,121	2,286,745	3,235,861	4,648,056	5,396,913
Due from affiliates, net	-	-	-	-	2,265,967
Other assets	-	-	2,643	-	6,500

Total Assets	$1,711,164	$2,558,686	$3,553,586	$4,973,566	$7,687,427

LIABILITIES

Payables to Local Limited Partnerships	$245,113	$245,113	$245,113	$375,198	$474,328
Accrued fees and expenses due to General Partner and affiliates	1,486,897	1,479,730	1,874,186	3,341,534	3,548,586

Total Liabilities	1,732,010	1,724,843	2,119,299	3,716,732	4,022,914

PARTNERS’ EQUITY	(20,846)	833,843	1,434,287	1,256,834	3,664,513

Total Liabilities and Partners’ Equity	$1,711,164	$2,558,686	$3,553,586	$4,973,566	$7,687,427

Selected results of operations, cash flows, and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2018	2017	2016	2015	2014
Loss from operations (Note 1)	$(774,173)	$(946,854)	$(1,942,059)	$(2,755,058)	$(2,300,623)
Equity in losses of Local Limited Partnerships	(228,418)	(245,681)	(279,147)	(14,547)	(341,021)
Other income	110,491	-	1,486,040	-	-
Gain on sale of Local Limited Partnerships	36,767	-	1,159,711	361,865	-
Interest income	644	306	172	61	52
Net income (loss)	$(854,689)	$(1,192,229)	$424,717	$(2,407,679)	$(2,641,592)

Net income (loss) allocated to:
General Partner	$(855)	$(1,192)	$425	$(2,408)	$(2,642)

Limited Partners	$(853,834)	$(1,191,037)	$424,292	$(2,405,271)	$(2,638,950)

Net income (loss) per Partnership Unit	$(41.13)	$(57.24)	$20.27	$(114.80)	$(125.84)
Outstanding Weighted
Partnership Units	20,757	20,807	20,931	20,951	20,971

Note 1 – Loss from operations for the years ended March 31, 2018, 2017, 2016, 2015, and 2014, includes a charge for impairment losses on investments in Local Limited Partnerships of $652,206, $702,972, $1,052,460, $728,957, and $1,876,679, respectively (see Note 2 to the audited financial statements).

	For the Years Ended March 31,
	2018	2017	2016	2015	2014
Net cash provided by (used in):
Operating activities	$(3,665)	$(43,141)	$701,050	$(490,559)	$(4,141)
Investing activities	36,767	-	879,043	1,194,631	(2,265,967)
Financing activities	-	-	(1,590,521)	(396,609)	2,126,231

Net change in cash and cash equivalents	33,102	(43,141)	(10,428)	307,463	(143,877)

Cash and cash equivalents, beginning of period	271,941	315,082	325,510	18,047	161,924

Cash and cash equivalents, end of period	$305,043	$271,941	$315,082	$325,510	$18,047

Low Income Housing Tax Credits per Partnership Unit were as follows for the year and period ended December 31:

	2017	2016	2015	2014	2013

Federal	$43	$57	$115	$51	$51
State	-	-	-	-	-

Total	$43	$57	$115	$51	$51

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

Financial Condition

The Partnership’s assets at March 31, 2018 consisted of $305,000 in cash and cash equivalents and investments in Local Limited Partnerships of $1,406,000 (See “Method of Accounting for Investments in Local Limited Partnerships). Liabilities at March 31, 2018 consisted of $245,000 of payables due to Local Limited Partnerships and $1,487,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2018 Compared to Year Ended March 31, 2017 The Partnership’s net loss for the year ended March 31, 2018 was $855,000, reflecting a decrease of $337,000 from the net loss for the year ended March 31, 2017 of $1,192,000. The decrease in net loss is partially due to a $110,000 increase in other income for the year ended March 31, 2018. The Partnership received $51,000 of State tax refund resulting from tax overpayment, and $59,000 from the release of a lien account related to the disposition of a Local Limited Partnership. Gain on sale of Local Limited Partnerships increased by $37,000 for the year ended March 31, 2018. The gain and loss on sale of Local Limited Partnerships will vary from period to period depending on the values and sale prices of the housing complexes that have been identified for disposition and the closing dates of such transactions. Additionally, impairment loss decreased by $51,000 for the year ended March 31, 2018. Impairment loss varies from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. There was a decrease in accounting and legal fees of $89,000 for the year ended March 31, 2018 compared to the year ended March 31, 2017 due to timing of services and payments. Asset management fees decreased by $2,000 during the year ended March 31, 2018. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. The write off of other assets decreased by $3,000 during the year ended March 31, 2018. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it had taken to dispose of the properties. Other expenses decreased by $23,000 during the year ended March 31, 2018, mainly due to tax and license expenses incurred during the year ended March 31, 2017. Equity in losses decreased by $17,000 for the year ended March 31, 2018 due to operations of the underlying Housing Complexes fluctuating form period to period. Reporting fees decreased by $1,000 and distribution income increased by $5,000 for the year ended March 31, 2018. Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2018 Compared to Year Ended March 31, 2017 The net increase in cash and cash equivalents during the year ended March 31, 2018 was $33,000 compared to a net decrease in cash and cash equivalents during the year ended March 31, 2017 of $43,000. The Partnership received $51,000 of State tax refund from tax overpayment, and $59,000 from the final release of an escrow account related to the disposition of a Local Limited Partnership during the year ended March 31, 2018, The Partnership paid $97,000 in accrued asset management fees and $29,000 to the General Partner or an affiliate for operating expenses paid on its behalf during the year ended March 31, 2018, compared to $0, and $21,000, respectively, during the year ended March 31, 2017. During the year ended March 31, 2018, the Partnership received $4,000 in reporting fees and $5,000 in distributions compared to $5,000 and $0, respectively, received during the year ended March 31, 2017. The Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for payments. Additionally, during year ended March 31, 2018, the Partnership received $37,000 in net proceeds from sale of Local Limited Partners. Sale proceeds recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold

Year Ended March 31, 2017 Compared to Year Ended March 31, 2016 The net decrease in cash and cash equivalents during the year ended March 31, 2017 was $43,000 compared to a net decrease in cash and cash equivalents during the year ended March 31, 2016 of $10,000. During the year ended March 31, 2016, the Partnership advanced $229,000 to Local Limited Partnerships compared to no advance during the year ended March 31, 2017. The advances to troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The Partnership reimbursed the General Partner or an affiliate $21,000 for operating expenses paid on its behalf during the year ended March 31, 2017, compared to $630,000 reimbursed during the year ended March 31, 2016. Also during the year ended March 31, 2016, the Partnership reimbursed the General Partner or an affiliate $1,591,000 for advances made to the Partnership, while no such payments were made during the year ended March 31, 2017. During the year ended March 31, 2017, the Partnership received $5,000 in reporting fees and $0 in distributions compared to $15,000 and $39,000, respectively, received during the year ended March 31, 2016. The Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for payments. Additionally, during year ended March 31, 2016, the Partnership received $1,117,000 in net proceeds from sale of Local Limited Partners, $1,300,000 in litigation settlement income and $186,000 from a refund of an escrow account.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, (increased) decreased by approximately $(7,000), $394,000, and $1,467,000 for the years ended March 31, 2018, 2017, and 2016, respectively.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2019.

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

As of March 31, 2018, the property is on the watch list due to a low year-to-date DCR, and low replacement reserves. Operating expenses have exceeded the budget by $10,340, due to unanticipated landscaping expense due to damage from a storm in August. The property management agent continues to gradually raise rents, and property performance is trending in a positive direction. Due to the small size of the property, any unanticipated expenses can negatively impact operations and financial performance. The Local General Partner entity and its managing member have provided operating deficit and tax credit guarantees. The guarantor has met its operating deficit obligation pursuant to the lower tier partnership agreement, and the tax credit guaranty remains in place.

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

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2018:

	2019	2020	2021	2022	2023	Thereafter	Total

Asset management fees (1)	$1,545,405	$58,508	$58,508	$58,508	$58,508	$2,749,876	$4,529,313
Payable to Local Limited Partnerships	245,113	-	-	-	-	-	245,113
Total contractual obligations	$1,790,518	$58,508	$58,508	$58,508	$58,508	$2,7449,876	$4,774,426

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2070. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2018 until December 31, 2070. Amounts due to the General Partner as of March 31, 2018 have been included in the 2019 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 13

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 13 (the "Partnership") as of March 31, 2018 and 2017, the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit and the reports of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Partnership as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, which investments represent $X,XXX,XXX and $1,844,381 of the total Partnership assets as of March 31, 2018 and 2017, respectively, and $(XXX,XXX), $(191,716) and $(181,427) of loss of the total Partnership loss for the years ended March 31, 2018, 2017 and 2016, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Supplemental Information

The schedule listed under Part IV, Item 15(a)(2) of Form 10-K related to each of the three years in the period ended March 31, 2018 has been subjected to audit procedures performed in conjunction with the audit of WNC Housing Tax Credit Fund VI, L.P., Series 13’s financial statements. The schedule is the responsibility of the Partnership’s management. Our audit procedures included determining whether the schedule reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the schedule. In forming our opinion on the schedule, we evaluated whether the schedule, including its form and content, is presented in conformity with the Securities and Exchange Commission’s rules. In our opinion, the schedule is fairly stated, in all material respects, in relation to the financial statements as a whole.

We have served as the Partnership’s auditor since 2006.

/s/ CohnReznick, LLP
Bethesda, Maryland
Report Date: June 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Davenport Housing VII, L.P. Davenport, Iowa

We have audited the accompanying balance sheets of Davenport Housing VII, L.P. as of December 31, 2017 and 2016, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Davenport Housing VII, L P. as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Metairie, Louisiana April 9, 2018

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

Metairie, Louisiana May 9, 2017

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2018	2017
ASSETS
Cash and cash equivalents	$305,043	$271,941
Investments in Local Limited Partnerships, net (Notes 2 and 3)	1,406,121	2,286,745
Due from affiliates, net (Note 6)	-	-
Total Assets	$1,711,164	$2,558,686

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$245,113	$245,113
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	1,486,897	1,479,730
Total Liabilities	1,732,010	1,724,843

Partners’ Equity (Deficit)
General Partner	573,310	574,165
Limited Partners (25,000 Partnership Units authorized, 20,757 and 20,807 Partnership Units issued and outstanding, respectively)	(594,156)	259,678

Total Partners’ Equity (Deficit)	(20,846)	833,843

Total Liabilities and Partners’ Equity (Deficit)	$1,711,164	$2,558,686

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2018	2017	2016
Operating income:
Reporting fees	$3,558	$4,825	$15,291
Distribution income	5,219	-	38,957

Total operating income	8,777	4,825	54,248

Operating expenses and loss:
Amortization	-	463	2,627
Asset management fees	65,975	68,464	111,977
Asset management expenses	425	740	6,380
Accounting and legal fees	29,275	118,233	330,768
Write off of advances to Local Limited Partnerships (Note 6)	-	-	228,544
Write off of other assets	-	2,643	-
Impairment loss	652,206	702,972	1,052,460
Other	35,069	58,164	263,551

Total operating expenses and loss	782,950	951,679	1,996,307

Loss from operations	(774,173)	(946,854)	(1,942,059)

Equity in losses of Local Limited Partnerships	(228,418)	(245,681)	(279,147)

Other income	110,491	-	1,486,040

Gain on sale of Local Limited Partnerships	36,767	-	1,159,711

Interest income	644	306	172

Net income (loss)	$(854,689)	$(1,192,229)	$424,717

Net income (loss) allocated to:
General Partner	$(855)	$(1,192)	$425

Limited Partners	$(853,834)	$(1,191,037)	$424,292

Net income (loss) per Partnership Unit	$(41.13)	$(57.24)	$20.27

Outstanding weighted Partnership Units	20,757	20,807	20,931
See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2018, 2017 and 2016

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2015	$(16,853)	$1,273,687	$1,256,834
Distributions	-	(247,264)	(247,264)
Net income	425	424,292	424,717

Partners’ equity (deficit) at March 31, 2016	(16,428)	1,450,715	1,434,287

Forgiveness of debt (Note 7)	591,785	-	591,785

Net loss	(1,192)	(1,191,037)	(1,192,229)

Partners’ equity at March 31, 2017	574,165	259,678	833,843

Net loss	(855)	(853,834)	(854,689)

Partners’ equity at
March 31, 2018	$573,310	$(594,156)	$(20,846)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2018, 2017 and 2016

	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(854,689)	$(1,192,229)	$424,717
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	-	463	2,627
Equity in losses of Local Limited Partnerships	228,418	245,681	279,147
Impairment loss	652,206	702,972	1,052,460
(Increase) decrease in other assets	-	2,643	(2,643)
Gain on sale of Local Limited Partnerships	(36,767)	-	(1,159,711)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	7,167	197,329	(124,091)
Write off of advances to Local Limited Partnerships	-	-	228,544

Net cash provided by (used in) operating activities	(3,665)	(43,141)	701,050

Cash flows from investing activities:
Contributions to Local Limited Partnerships	-	-	(9,644)
Advances to Local Limited Partnerships	-	-	(228,544)
Net proceeds from sale of Local Limited Partnerships	36,767	-	1,117,231

Net cash provided by investing activities	36,767	-	879,043

Cash Flows from financing activities:
Reimbursement of advances received from General Partner and affiliates	-	-	(1,590,521)

Net cash used in financing activities	-	-	(1,590,521)

Net increase (decrease) in cash and cash equivalents	33,102	(43,141)	(10,428)

Cash and cash equivalents, beginning of period	271,941	315,082	325,510

Cash and cash equivalents, end of period	$305,043	$271,941	$315,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$800	$800	$800

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS, continued

For the Years Ended March 31, 2018, 2017 and 2016

	2018	2017	2016
NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership has decreased its investments in Local Limited Partnerships and decreased its capital contributions payable for tax credits not generated.	$-	$-	$77,961

Limited Partner equity was decreased and due to General Partner and affiliates was increased for distributions paid on behalf of the Partnership.	$-	$-	$247,264

General Partner’s equity was increased and due to General Partner and affiliates was decreased for forgiveness of debt from advances previously made to the Partnership.	$-	$591,785	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2018, 2017, and 2016

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of March 31, 2018 and 2017, a total of 20,757 and 20,807 Partnership Units, respectively, remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. This offering was closed on September 21, 2006.

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

For the Years Ended March 31, 2018, 2017 and 2016

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

For the Years Ended March 31, 2018, 2017 and 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2019.

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

For the Years Ended March 31, 2018, 2017 and 2016

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

During the year ended March 31, 2018, the Partnership sold its Local Limited Partnership interest in Head Circle, L.P. (“Head Circle”). Head Circle was appraised for $900,000 and had a mortgage balance of $1,314,966 as of December 31, 2016. The Partnership received $39,417 in cash proceeds, $36,000 of which were used to reimburse the General Partner or affiliates for expenses paid on its behalf and the remaining $3,416 will be retained in reserves for future operating expenses. The Partnership incurred $2,650 in sale related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore, a gain of $36,767 was recorded. The Compliance Period for Head Circle expired in December 2017, therefore there is no risk of recapture to the investors of the Partnership.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2018, 2017 and 2016

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2018 and 2017 two and zero, respectively, of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2018 and 2017, the Partnership had $305,043 and $271,941 in cash equivalents, respectively.

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

For the Years Ended March 31, 2018, 2017 and 2016

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

Amortization

Acquisition fees and costs included in investments in Local Limited Partnerships were being amortized over 27.5 years using the straight-line method. Amortization expense for the years ended March 31, 2018, 2017, and 2016, was $0, $463, and $2,627, respectively. As of March 31, 2017, the acquisition fees and costs were fully amortized or impaired.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2018, 2017, and 2016, impairment loss related to investments in Local Limited Partnerships was $652,206, $668,766, and $991,757, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the years ended March 31, 2018, 2017, and 2016, an impairment loss of $0, $34,206, and $60,703, respectively, was recorded against related intangibles.

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

For the Years Ended March 31, 2018, 2017 and 2016

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2018, and 2017, the Partnership has acquired limited partnership interests in 4 and 5 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 108 and 146 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2018 and 2017 is approximately $3,946,000 and $3,218,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnerships’ financial statements.

At March 31, 2018 and 2017, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnerships’ estimate of its share of losses for the years ended March 31, 2018, 2017 and 2016, amounting to approximately $12,000, $52,000, and $38,000, respectively, have not been recognized. As of March 31, 2018, the aggregate share of net losses from the remaining Local Limited Partnerships not recognized by the Partnership amounted to $12,000.

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2018, 2017 and 2016, impairment loss related to investments in Local Limited Partnerships was $652,206, $668,766, and $991,757, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2018, 2017 and 2016

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the years ended March 31, 2018, 2017 and 2016, an impairment loss of $0, $34,206, and $60,703, respectively, was recorded against related intangibles.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

	For the Years Ended March 31,
	2018	2017	2016
Investments per balance sheet, beginning of year	$2,286,745	$3,235,861	$4,648,056
Equity in losses of Local Limited Partnerships	(228,418)	(245,681)	(279,147)
Impairment loss	(652,206)	(702,972)	(1,052,460)
Tax credit adjustments	-	-	(77,961)
Amortization of acquisition fees and costs	-	(463)	(2,627)

Investments per balance sheet, end of year	$1,406,121	$2,286,745	$3,235,861

	For the Years Ended March 31,
	2018	2017	2016
Investments in Local Limited Partnerships, net	$1,406,121	$2,286,745	$3,201,192
Acquisition fees and costs, net of accumulated amortization of $0, $463, and $1,386	-	-	34,669
Investments per balance sheet, end of year	$1,406,121	$2,286,745	$3,235,861

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2018, 2017 and 2016

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

COMBINED CONDENSED BALANCE SHEETS

	2017	2016
ASSETS
Buildings and improvements, net of accumulated depreciation of $3,197,000 and $3,741,000 respectively	$9,747,000	$11,117,000
Land	368,000	423,000
Other assets	329,000	525,000
Total Assets	$10,444,000	$12,065,000

LIABILITIES

Mortgage and construction loans payable	$2,671,000	$4,056,000
Due to related parties	1,200,000	1,230,000
Other liabilities	58,000	107,000
Total Liabilities	3,929,000	5,393,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 13	5,352,000	5,505,000
Other Partners	1,163,000	1,167,000
Total Partners’ Equity	6,515,000	6,672,000
Total Liabilities and Partners’ Equity	$10,444,000	$12,065,000

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2017	2016	2015

Revenues	$738,000	$1,167,000	$2,574,000

Expenses:
Operating expenses	460,000	703,000	2,519,000
Interest expense	155,000	334,000	938,000
Impairment loss	-	-	2,184,000
Depreciation and amortization	356,000	428,000	452,000

Total expenses	971,000	1,465,000	6,093,000

Net loss	$(233,000)	$(298,000)	$(3,519,000)

Net loss allocable to the Partnership	$(232,000)	$(298,000)	$(3,518,000)

Net loss recorded by the Partnership	$(228,000)	$(246,000)	$(279,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2018, 2017 and 2016

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

As of March 31, 2018, the property is on the watch list due to a low year-to-date DCR, and low replacement reserves. Operating expenses have exceeded the budget by $10,340, due to unanticipated landscaping expense due to damage done by storm in August. The property management agent continues to gradually raise rents, and property performance is trending in a positive direction. Due to the small size of the property, any unanticipated expenses can negatively impact operations and financial performance. The Local General Partner entity and its managing member have provided operating deficit and tax credit guarantees. The guarantor has met its operating deficit obligation pursuant to the lower tier partnership agreement, and the tax credit guaranty remains in place.

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

For the Years Ended March 31, 2018, 2017 and 2016

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2018 and 2017, the Partnership had incurred cumulative acquisition fees of $1,468,670 which were included in investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of all periods presented, the fees have been fully amortized or impaired.

Non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of March 31, 2018 and 2017, the Partnership incurred cumulative acquisition costs of $419,620 which were included in investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of all periods presented, the costs have been fully amortized or impaired.

An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $65,975, $68,464, and $111,977 were incurred during the years ended March 31, 2018, 2017 and 2016, respectively. Payments of $96,706, $0, and $0 were made during the years ended March 31, 2018, 2017 and 2016, respectively.

The Partnership will reimburse the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $29,315, $20,845, and $629,981 during the years ended March 31, 2018, 2017 and 2016, respectively.

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

For the Years Ended March 31, 2018, 2017 and 2016

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

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

	March 31,
	2018	2017
Asset management fee payable	$1,396,874	$1,427,605
Reimbursements for expenses paid by the General Partner or an affiliate	90,023	52,125

Total	$1,486,897	$1,479,730

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2019.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2018, 2017 and 2016

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2018
Income	$-	$9,000	$-	$-

Operating expenses and loss	(676,000)	(47,000)	(40,000)	(20,000)

Loss from operations	(676,000)	(38,000)	(40,000)	(20,000)

Equity in losses of Local Limited Partnerships	(61,000)	(61,000)	(61,000)	(45,000)

Gain on sale of Local Limited Partnerships	-	-	38,000	(1,000)

Other income	59,000	51,000	-	-

Net loss	(678,000)	(48,000)	(63,000)	(66,000)

Net loss available to Limited Partners	(677,000)	(48,000)	(63,000)	(66,000)
Net loss per Partnership Unit	(33)	(2)	(3)	(3)

	June 30	September 30	December 31	March 31
2017

Income	$-	$4,000	$-	$1,000

Operating expenses and loss	(696,000)	(160,000)	(24,000)	(72,000)

Loss from operations	(696,000)	(156,000)	(24,000)	(71,000)

Equity in losses of Local Limited Partnerships	(70,000)	(70,000)	(70,000)	(36,000)

Net loss	(766,000)	(226,000)	(94,000)	(107,000)

Net loss available to Limited Partners	(765,000)	(226,000)	(94,000)	(106,000)

Net loss per Partnership Unit	(37)	(11)	(4)	(5)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2018, 2017 and 2016

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

For the Years Ended March 31, 2018, 2017 and 2016

NOTE 5 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $245,113 at March 31, 2018 and 2017, respectively, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 6 – DUE FROM AFFILIATES, NET

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of both March 31, 2018 and 2017, the Partnership advanced $763,336 to Davenport Housing VII, L.P., in which the Partnership is a limited partner. During the year ended March 31, 2016, total advances of $4,000 were made and written off due to collectability.

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

(b)
Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2018. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

(c)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(a) Compensation for Services

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliates shall receive from the Partnership an annual Asset Management Fee in an amount not to exceed 0.5% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving Government Assistance. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $65,975, $68,464, and $111,977 were incurred during the years ended March 31, 2018, 2017, and 2016, respectively. Payments of $96,706, $0 and $0 were made during the years ended March 31, 2018, 2017 and 2016.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $90,023, $52,125, and $128,680, for the years ended March 31, 2018, 2017, and 2016, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $29,315, $20,845, and $629,981, during the years ended March 31, 2018, 2017, and 2016, respectively.

(c) Interest in Partnership

The General Partner receives .10% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $890, $1,190, and $2,411 for the years ended December 31, 2017, 2016, and 2015, respectively. The General Partner is also entitled to receive .10% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2018, 2017, and 2016. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, and then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2018, 2017 and 2016.

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

(b)
The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2018	2017

Audit Fees	$25,275	$45,350
Audit-related Fees
Tax Fees	4,000	4,000
TOTAL	$29,275	$49,350

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)
List of financial statements included in Part II hereof:

Reports of Independent Registered Public Accounting Firms
Balance Sheets, March 31, 2018 and 2017
Statements of Operations for the years ended March 31, 2018, 2017, and 2016
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2018, 2017, and 2016
Statements of Cash Flows for the years ended March 31, 2018, 2017, and 2016
Notes to Financial Statements

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

32.1
Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1
Financial Statements of Davenport Housing VII L.P. for the years ended December 31, 2017, 2016 and 2015 together with Independent Auditor’s Reports thereon; a significant subsidiary of the Partnership.

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2018 and 2017, (ii) the Statements of Operations for the years ended March 31, 2018, 2017, and 2016, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2018, 2017, and 2016, (iv) the Statements of Cash Flows for the years ended March 31, 2018, 2017, and 2016 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 13 Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2018

		As of March 31, 2018		Initial Cost to Partnership			As of December 31, 2017
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Crestview Housing, L.P.	Bigfork, Montana	$1,895,000	$1,895,000	$215,000	$2,474,000	$312,000	$651,000	$250,000	$2,751,000	$709,000	$2,292,000

Davenport Housing VII, L.P.	Davenport, Iowa	4,744,000	4,499,000	50,000	6,231,000	366,000	496,000	50,000	6,597,000	1,360,000	5,287,000

FDI-Country Square, LTD.	Lone Star, Texas	605,000	605,000	18,000	1,359,000	81,000	523,000	18,000	1,440,000	506,000	952,000

FDI-Park Place, LTD.	Bellville, Texas	758,000	758,000	50,000	2,023,000	133,000	1,001,000	50,000	2,156,000	622,000	1,584,000

		$8,002,000	$7,757,000	$333,000	$12,087,000	$892,000	$2,671,000	$368,000	$12,944,000	$3,197,000	$10,115,000

WNC Housing Tax Credit Fund VI, L.P., Series 13 Schedule III Real Estate Owned by Local Limited Partnerships
March 31, 2018

	For the Year Ended December 31, 2017
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)
Crestview Housing, L.P.	$131,000	$(63,000)	2007	Completed	40

Davenport Housing VII, L.P.	126,000	(165,000)	2007	Completed	40

FDI-Country Square, LTD.	152,000	10,000	2006	Completed	40

FDI-Park Place, LTD.	205,000	(15,000)	2006	Completed	40

	$614,000	$(233,000)

WNC Housing Tax Credit Fund VI, L.P., Series 13 Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2017

		As of March 31, 2017		Initial Cost to Partnership			As of December 31, 2016
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Crestview Housing, L.P.	Bigfork, Montana	$1,895,000	$1,895,000	$215,000	$2,474,000	$313,000	$663,000	$251,000	$2,751,000	$628,000	$2,374,000

Davenport Housing VII, L.P.	Davenport, Iowa	4,744,000	4,499,000	50,000	6,231,000	364,000	508,000	50,000	6,595,000	1,196,000	5,449,000

FDI-Country Square, LTD.	Lone Star, Texas	605,000	605,000	18,000	1,359,000	63,000	543,000	18,000	1,422,000	465,000	975,000

FDI-Park Place, LTD.	Bellville, Texas	758,000	758,000	50,000	2,023,000	130,000	1,026,000	50,000	2,153,000	558,000	1,645,000

Head Circle, L.P.	Ruleville, Mississippi	464,000	464,000	54,000	1,914,000	23,000	1,315,000	54,000	1,937,000	894,000	1,097,000

		$8,466,000	$8,221,000	$387,000	$14,001,000	$893,000	$4,055,000	$423,000	$14,858,000	$3,741,000	$11,540,000

WNC Housing Tax Credit Fund VI, L.P., Series 13 Schedule III Real Estate Owned by Local Limited Partnerships
March 31, 2017

	For the Year Ended December 31, 2016
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)
Crestview Housing, L.P.	$132,000	$(52,000)	2007	Completed	40

Davenport Housing VII, L.P.	118,000	(192,000)	2007	Completed	40

FDI-Country Square, LTD.	149,000	10,000	2006	Completed	40

FDI-Park Place, LTD.	224,000	(11,000)	2006	Completed	40

Head Circle, L.P.	273,000	(53,000)	2006	Completed	27.5

	$896,000	$(298,000)

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

Date: June 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 26, 2018

By:
/s/ Melanie R. Wenk
Melanie R. Wenk,
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 26, 2018

By:
/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 26, 2018

By:
/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 26, 2018