Form 10-Q
period 2018-06-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2018-07-31
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2018 and March 31, 2018	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2018 and 2017	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2018	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2018 and 2017	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2018	March 31, 2018
ASSETS

Cash and cash equivalents	$214,572	$305,043
Investments in Local Limited Partnerships, net (Notes 2 and 3)	837,620	1,406,121
Due from affiliates, net (Note 4)	-	-

Total Assets	$1,052,192	$1,711,164

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$245,113	$245,113
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	1,429,892	1,486,897

Total Liabilities	1,675,005	1,732,010

Partners’ Equity (Deficit):
General Partner	572,708	573,310
Limited Partners (25,000 Partnership Units authorized;
20,757 Partnership Units issued and outstanding)	(1,195,521)	(594,156)

Total Partners’ Equity (Deficit)	(622,813)	(20,846)

Total Liabilities and Partners’ Equity (Deficit)	$1,052,192	$1,711,164

 See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2018 and 2017
(Unaudited)

	2018	2017
	Three Months	Three Months

Operating income:
Reporting fees	$1,305	$-
Distribution income	9,336	-

Total operating income	10,641	-

Operating expenses and loss:
Asset management fees (Note 3)	14,627	17,116
Legal and accounting fees	22,375	2,000
Impairment loss (Note 2)	511,512	652,206
Asset management expenses	59	86
Other	7,203	4,286

Total operating expenses	555,776	675,694

Loss from operations	(545,135)	(675,694)

Equity in losses of Local	(56,989)	(61,420)
Limited Partnerships (Note 2)
Other income	-	59,315
Interest income	157	117

Net loss	$(601,967)	$(677,682)

Net loss allocated to:
General Partner	$(602)	$(678)

Limited Partners	$(601,365)	$(677,004)

Net loss per Partnership Unit	$(29)	$(33)
Outstanding weighted Partnership Units	20,757	20,807

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2018
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2018	$573,310	$(594,156)	$(20,846)

Net loss	(602)	(601,365)	(601,967)

Partners’ equity (deficit) at June 30, 2018	$572,708	$(1,195,521)	$(622,813)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2018 and 2017
(Unaudited)
	2018	2017

Cash flows from operating activities:
Net loss	$(601,967)	$(677,682)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Equity in losses of Local Limited Partnerships	56,989	61,420
Impairment loss	511,512	652,206
Decrease in accrued fees and expenses due to
General Partner and affiliates	(57,005)	(35,827)

Net cash provided by (used in) operating activities	(90,471)	117

Net increase (decrease) in cash and cash equivalents	(90,471)	117
Cash and cash equivalents, beginning of period	305,043	271,941

Cash and cash equivalents, end of period	$214,572	$272,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2018.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of June 30, 2018 and March 31, 2018, a total of 20,757 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

For the Quarterly Period Ended June 30, 2018
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

For the Quarterly Period Ended June 30, 2018
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2019.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2018.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended March 31, 2011, the Partnership sold two Local Limited Partnerships, Fernwood Meadows, L.P. (“Fernwood”) and Sierra’s Run, L.P., (“Sierra’s Run”), in order to generate sufficient equity to complete the purchase of additional Low Income Housing Tax Credits for Davenport VII, L.P. (“Davenport”).

Fernwood and Sierra’s Run will complete their Compliance Periods in 2022; therefore, there is a risk of tax credit recapture. The maximum exposure of recapture (excluding the interest and penalties related to the recapture) is $177,508 and $170,246, respectively, for Fernwood and Sierra’s Run, which equates to $16.57 per Partnership Unit in the aggregate. Under the circumstances, the General Partner believes there is a reasonable expectation that each Local Limited Partnership will continue to be operated as qualified low-income housing for the balance of its Compliance Period, and, accordingly, does not anticipate that there will be any recapture.

As of March 31, 2018, the underlying Housing complexes of Pleasant Village Limited Partnership (“Pleasant Village”) and Grove Village Limited Partnership (“Grove Village”) had been sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. The Partnership had also gifted its Local Limited Partnership interest in 909 4th YMCA Limited Partnership to an unrelated nonprofit corporation. In addition, the Partnership sold its Local Limited Partnership interest in Head Circle, L.P. (“Head Circle”). The Compliance Periods for these Local Limited Partnerships have been completed, therefore, there is no risk of recapture to the investors of the Partnership.

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

For the Quarterly Period Ended June 30, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2018 and 2017 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2018 and March 31, 2018, two of the remaining investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2018 and March 31, 2018, the Partnership had $214,572 and $305,043 of cash equivalents, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2015 remain open.

Net Loss Per Partnership Unit

Net loss per Partnership Unit includes no dilution and is computed by dividing net loss available to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the three months ended June 30, 2018 and 2017, impairment loss related to investments in Local Limited Partnerships was $511,512 and $652,206, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2018 and 2017, no impairment loss was recorded against related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2018
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

For the Quarterly Period Ended June 30, 2018
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2018 and March 31, 2018, the Partnership owned Local Limited Partnership interests in 4 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 108 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2018	For the Year Ended March 31, 2018
Investments per balance sheet, beginning of period	$1,406,121	$2,286,745
Equity in losses of Local Limited Partnerships	(56,989)	(228,418)
Impairment loss	(511,512)	(652,206)
Investments per balance sheet, end of period	$837,620	$1,406,121

	For the Three Months Ended June 30, 2018	For the Year Ended March 31, 2018
Investments in Local Limited Partnerships, net	$837,620	$1,406,121
Investments per balance sheet, end of period	$837,620	$1,406,121

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2018
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2018 and 2017 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2018	2017

Revenues	$185,000	$292,000

Expenses:
Interest expense	39,000	84,000
Depreciation and amortization	89,000	107,000
Operating expenses	115,000	176,000
Total expenses	243,000	367,000

Net loss	$(58,000)	$(75,000)
Net loss allocable to the Partnership	$(58,000)	$(75,000)
Net loss recorded by the Partnership	$(57,000)	$(61,000)

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

For the Quarterly Period Ended June 30, 2018
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

As of June 30, 2018, the property is on the watch list due to a low year-to-date DCR, and low replacement reserves. During the first quarter 2018, operating expenses have exceeded the budget by $2,194, due to higher utility expense incurred during the extreme winter weather. The property management agent has increased rents by $23 per unit per month for 2018, and property performance is trending in a positive direction. However, due to the small size of the property, any unanticipated expenses will negatively impact operations and financial performance. Operating deficits were paid through the operating cash account, which has a balance of $936 as of the end of the first quarter 2018. While the operating deficit guarantee has expired, the tax credit guaranty remains in place.

Grove Village Limited Partnership and Pleasant Village Limited Partnership were disposed of during the year ended March 31, 2016. These Local Limited Partnerships were under IRS audit related to the LIHTCs and the Partnership filed a lawsuit against the Local General Partner. During the year ended March 31, 2015, the Partnership settled the dispute and received $1,300,000 of settlement proceeds which were included in other income. The Partnership also received a final escrow release from the sale of Pleasant Village Limited Partnership totaling $59,315 which was also included in other income for the year ended March 31, 2018.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2018
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $14,627 and $17,116 were incurred during the three months ended June 30, 2018 and 2017, respectively. Payments of $0 and $30,000 were made during the three months ended June 30, 2018 and 2017, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements of $101,270 and $29,315 were made during the three months ended June 30, 2018 and 2017, respectively.

(c)
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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:
	June 30, 2018	March 31, 2018

Asset management fee payable	$1,411,501	$1,396,874
Reimbursements for expenses paid by the General Partner or an affiliate	18,391	90,023

Total	$1,429,892	$1,486,897

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2019.

NOTE 4 – DUE FROM AFFILIATES, NET

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnerships.

As of June 30, 2018 and March 31, 2018, the Partnership advanced $763,336 to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2018
(Unaudited)

NOTE 5 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $245,113 at June 30, 2018 and March 31, 2018, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2018 and 2017, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2018 consisted of $215,000 in cash and cash equivalents and investments in Local Limited Partnerships of $838,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at June 30, 2018 consisted of $245,000 of payables to Local Limited Partnerships and $1,430,000 in accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 The Partnership’s net loss for the three months ended June 30, 2018 was $602,000, reflecting a decrease of $76,000 from the $678,000 net loss experienced for the three months ended June 30, 2017. Impairment loss decreased by $141,000 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. There was an increase in accounting and legal fees of $20,000 for the three months ended June 30, 2018 due to timing of services and payments. Asset management fees decreased by $2,000 during the three months ended June 30, 2018. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Other income decreased by $59,000 for the three months ended June 30, 2018. The Partnership received $59,000 from the release of a lien account related to the disposition of a Local Limited Partnership, which was included in other income during the three months ended June 30, 2017. Other expenses increased by $3,000 mainly due to tax and license expenses incurred during the three months ended June 30, 2018. The equity in losses of Local Limited Partnerships decreased by $4,000 for the three months ended June 30, 2018. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The Partnership received $11,000 in reporting fees and distribution income during the three months ended June 30, 2018 compared to no payments received during the three months ended June 30, 2017. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 The decrease in cash and cash equivalents during the three months ended June 30, 2018 was $90,000 compared to a $117 increase in cash and cash equivalents during the three months ended June 30, 2017. During the three months ended June 30, 2017, the Partnership received $59,000 from the final release of an escrow account related to the disposition of a Local Limited Partnership. During the three months ended June 30, 2018, the Partnership received $11,000 in reporting fees and distribution income compared to no payments received during the three months ended June 30, 2017. During the three months ended June 30, 2018, the Partnership paid $0 in accrued asset management fees and $101,000 in operating expenses to the General Partner or affiliates compared to $30,000 and $29,000, respectively, paid during the three months ended June 30, 2017. Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. The reimbursement of operating expenses and advances are paid after management reviews the cash position of the Partnership.

During the three months ended June 30, 2018, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, decreased by $57,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2018, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2019.

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

As of June 30, 2018, the property is on the watch list due to a low year-to-date DCR, and low replacement reserves. During the first quarter 2018, operating expenses have exceeded the budget by $2,194, due to higher utility expense incurred during the extreme winter weather. The property management agent has increased rents by $23 per unit per month for 2018, and property performance is trending in a positive direction. However, due to the small size of the property, any unanticipated expenses will negatively impact operations and financial performance. Operating deficits were paid through the operating cash account, which has a balance of $936 as of the end of the first quarter 2018. While the operating deficit guarantee has expired, the tax credit guaranty remains in place.

Grove Village Limited Partnership and Pleasant Village Limited Partnership were disposed of during the year ended March 31, 2016. These Local Limited partnerships were under IRS audit related to the LIHTCs and the Partnership filed a lawsuit against the Local General Partner. During the year ended March 31, 2015, the Partnership settled the dispute and received $1,300,000 of settlement proceeds which were included in other income. The Partnership also received a final escrow release from the sale of Pleasant Village Limited Partnership totaling $59,315 which was also included in other income for the year ended March 31, 2018.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2018 and March 31, 2018, (ii) the Condensed Statements of Operations for the three months ended June 30, 2018 and June 30, 2017, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the three months ended June 30, 2018, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2018 and June 30, 2017 and (v) the Notes to Condensed Financial Statements.

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

Date: July 31, 2018

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: July 31, 2018