Form 10-Q
period 2018-12-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2019-02-12
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of December 31, 2018 and March 31, 2018	3

Condensed Statements of Operations
For the Three and Nine Months Ended December 31, 2018 and 2017	4

Condensed Statement of Partners' Equity (Deficit)
For the Nine Months Ended December 31, 2018	5

Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2018 and 2017	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risks	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Mine Safety Disclosures	22

Item 5. Other Information	22

Item 6. Exhibits	24

Signatures	25

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2018	March 31, 2018
ASSETS

Cash and cash equivalents	$214,789	$305,043
Investments in Local Limited Partnerships, net (Note 2)	723,642	1,406,121
Due from affiliates, net (Note 4)	-	-
Other assets	2,000	-

Total Assets	$940,431	$1,711,164

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$245,113	$245,113
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	1,471,784	1,486,897

Total Liabilities	1,716,897	1,732,010

Partners’ Equity (Deficit):
General Partner	572,554	573,310
Limited Partners (25,000 Partnership Units authorized;
20,757 Partnership Units issued and outstanding)	(1,349,020)	(594,156)

Total Partners’ Equity (Deficit)	(776,466)	(20,846)

Total Liabilities and Partners’ Equity (Deficit)	$940,431	$1,711,164

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2018 and 2017
(Unaudited)

	2018		2017
	Three Months	Nine Months	Three Months	Nine Months
Operating income:
Reporting fees	$-	$1,305	$-	$8,777
Distribution income	-	9,336	-	-
Total operating income	-	10,641	-	8,777

Operating expenses and loss:
Asset management fees (Note 3)	14,627	43,881	17,116	51,348
Legal and accounting fees	2,890	25,265	20,000	27,375
Impairment loss (Note 1)	-	511,512	-	652,206
Asset management expenses	-	917	-	225
Other	3,242	14,094	2,715	31,572

Total operating expenses and loss	20,759	595,669	39,831	762,726

Loss from operations	(20,759)	(585,028)	(39,831)	(753,949)

Equity in losses of Local
Limited Partnerships (Note 2)	(56,989)	(170,967)	(60,958)	(183,336)

Gain on sale of Local Limited Partnership	-	-	37,917	37,917

Other income	-	-	-	110,491

Interest income	111	375	188	454

Net loss	$(77,637)	$(755,620)	$(62,684)	$(788,423)

Net loss allocated to:
General Partner	$(78)	$(756)	$(63)	$(788)

Limited Partners	$(77,559)	$(754,864)	$(62,621)	$(787,635)

Net loss per Partnership Unit	$(4)	$(36)	$(3)	$(38)

Outstanding weighted Partnership Units	20,757	20,757	20,757	20,757

  See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2018
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2018	$573,310	$(594,156)	$(20,846)

Net loss	(756)	(754,864)	(755,620)

Partners’ equity (deficit) at December 31, 2018	$572,554	$(1,349,020)	$(776,466)

  See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2018 and 2017
(Unaudited)

	2018	2017

Cash flows from operating activities:
Net loss	$(755,620)	$(788,423)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Equity in losses of Local Limited Partnerships	170,967	183,336
Impairment loss	511,512	652,206
Increase in other assets	(2,000)	-
Gain on sale of Local Limited Partnership	-	(37,917)
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(15,113)	21,793

Net cash provided by (used in) operating activities	(90,254)	30,995

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnership	-	37,917

Net cash provided by investing activities	-	37,917

Net increase (decrease) in cash and cash equivalents	(90,254)	68,912
Cash and cash equivalents, beginning of period	305,043	271,941

Cash and cash equivalents, end of period	$214,789	$340,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2018.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of December 31, 2018 and March 31, 2018, a total of 20,757 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2018
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2018
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2020.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2018.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2018
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

As of March 31, 2017, the underlying Housing complexes of Pleasant Village Limited Partnership (“Pleasant Village”) and Grove Village Limited Partnership (“Grove Village”) had been sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. The Partnership had also gifted its Local Limited Partnership interest in 909 4th YMCA Limited Partnership to an unrelated nonprofit corporation. In addition, the Partnership sold its Local Limited Partnership interest in Head Circle, L.P. (“Head Circle”). The Compliance Periods for these Local Limited Partnerships have been completed, therefore, there is no risk of recapture to the investors of the Partnership.

Subsequent to December 31, 2018, the Partnership sold its Local Limited Partnership interest in FDI-Country Square, LTD (“FDI-Country Square”). FDI-Country Square was appraised for $640,000 and had a mortgage note balance of $523,423 as of December 31, 2017. The Partnership received $30,000 in cash proceeds, of which $25,000 will be used to pay accrued asset management fees, and the remaining $5,000 is being held in the Partnership’s reserves for future operation expenses. The Partnership has incurred approximately $500 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale. The Partnership’s investment balance is zero; therefore, a gain of $29,500 will be recorded. The Compliance Period for FDI-Country Square expires in 2021. A guaranty agreement was executed with the General Partner to guarantee the repayment of any recaptured tax credits and/or interest arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

Subsequent to December 31, 2018, the Partnership sold its Local Limited Partnership interest in FDI-Park Place, LTD (“FDI-Park Place”). FDI-Park Place was appraised for $330,000 and had a mortgage note balance of $1,000,607 as of December 31, 2017. The Partnership received $40,000 in cash proceeds, of which $35,000 will be used to pay accrued asset management fees, and the remaining $5,000 is being held in the Partnership’s reserves for future operation expenses. The Partnership has incurred approximately $1,500 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale. The Partnership’s investment balance is zero; therefore, a gain of $38,500 will be recorded. The Compliance Period for FDI-Park Place expires in 2021. A guaranty agreement was executed with the General Partner to guarantee the repayment of any recaptured tax credits and/or interest arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and were being amortized over 27.5 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2018 and 2017 has been recorded by the Partnership. Management’s estimate for the nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2018 and March 31, 2018, two of the remaining investment balances had reached zero.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2018
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2018 and March 31, 2018, the Partnership had $214,789 and $305,043 of cash equivalents, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the nine months ended December 31, 2018 and 2017, impairment loss related to investments in Local Limited Partnerships was $511,512 and $652,206, respectively.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2018 and March 31, 2018, the Partnership owned Local Limited Partnership interests in 4 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 108 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2018
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2018	For the Year Ended March 31, 2018
Investments per balance sheet, beginning of period	$1,406,121	$2,286,745
Equity in losses of Local Limited Partnerships	(170,967)	(228,418)
Impairment loss	(511,512)	(652,206)
Investments per balance sheet, end of period	$723,642	$1,406,121

	For the Nine Months Ended December 31, 2018	For the Year Ended March 31, 2018
Investments in Local Limited Partnerships, net	$723,642	$1,406,121
Investments per balance sheet, end of period	$723,642	$1,406,121

Selected financial information for the nine months ended December 31, 2018 and 2017 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2018	2017

Revenues	$554,000	$588,000

Expenses:
Interest expense	116,000	151,000
Depreciation and amortization	267,000	272,000
Operating expenses	345,000	350,000
Total expenses	728,000	773,000

Net loss	$(174,000)	$(185,000)
Net loss allocable to the Partnership	$(174,000)	$(185,000)
Net loss recorded by the Partnership	$(171,000)	$(183,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2018
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

As of December 31, 2018, Davenport continues to operate at or slightly below break-even.  Due to the insufficient cash flow, replacement reserve deposits are not being made. The property has not generated enough cash flow to make the required replacement reserve deposits.  The lender is aware of the underfunded replacement reserve balance and has not issued any default notices. Income has remained consistent with the budget.  However, operating expenses have exceeded the budget due to repairs to the HVAC condenser units and upgrades to the lighting.  Overall, property performance continues to trend positively.  However, due to the small size of the property, any unanticipated expenses will negatively impact operations and financial performance. Operating deficits were paid through the operating cash account.  While the operating deficit guarantee has expired, the tax credit guaranty remains in place.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2018
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $43,881 and $51,348 were incurred during the nine months ended December 31, 2018 and 2017, respectively. Payments of $0 and $60,706, respectively, were made during the nine months ended December 31, 2018 and 2017.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements of $101,270 and $29,315 were made during the nine months ended December 31, 2018 and 2017, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2018	March 31, 2018

Asset management fee payable	$1,440,755	$1,396,874
Expense paid by the General Partner or an affiliate on behalf of the Partnership	31,029	90,023

Total	$1,471,784	$1,486,897

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2020.

NOTE 4 – DUE FROM AFFILIATES, NET

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of December 31, 2018 and March 31, 2018, the Partnership advanced $763,336, net of repayments, to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2018
(Unaudited)

NOTE 5 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $245,113 at December 31, 2018 and March 31, 2018, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to December 31, 2018, the Partnership sold its Local Limited Partnership interest in FDI-Country Square, LTD (“FDI-Country Square”). FDI-Country Square was appraised for $640,000 and had a mortgage note balance of $523,423 as of December 31, 2017. The Partnership received $30,000 in cash proceeds, of which $25,000 will be used to pay accrued asset management fees, and the remaining $5,000 is being held in the Partnership’s reserves for future operation expenses. The Partnership has incurred approximately $500 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale. The Partnership’s investment balance is zero; therefore, a gain of $29,500 will be recorded. The Compliance Period for FDI-Country Square expires in 2021. A guaranty agreement was executed with the General Partner to guarantee the repayment of any recaptured tax credits and/or interest arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

Subsequent to December 31, 2018, the Partnership sold its Local Limited Partnership interest in FDI-Park Place, LTD (“FDI-Park Place”). FDI-Park Place was appraised for $330,000 and had a mortgage note balance of $1,000,607 as of December 31, 2017. The Partnership received $40,000 in cash proceeds, of which $35,000 will be used to pay accrued asset management fees, and the remaining $5,000 is being held in the Partnership’s reserves for future operation expenses. The Partnership has incurred approximately $1,500 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale. The Partnership’s investment balance is zero; therefore, a gain of $38,500 will be recorded. The Compliance Period for FDI-Park Place expires in 2021. A guaranty agreement was executed with the General Partner to guarantee the repayment of any recaptured tax credits and/or interest arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2018 and 2017, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2018 consisted of $215,000 in cash and cash equivalents, $2,000 in other assets and investments in Local Limited Partnerships of $724,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at December 31, 2018 consisted of $245,000 of payables to Local Limited Partnerships and $1,472,000 in accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017 The Partnership’s net loss for the three months ended December 31, 2018 was $78,000, reflecting an increase of $15,000 from the $63,000 net loss experienced for the three months ended December 31, 2017. The change was primarily due to the $38,000 gain on sale during the three months ended December 31, 2017. Gain on sale recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. Asset management fees decreased by $2,000 during the three months ended December 31, 2018. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Legal and accounting fees decreased by $17,000 during the three months ended December 31, 2018 compared to the three months ended December 31, 2017 due to timing of work performed. The equity in losses of Local Limited Partnerships decreased by $4,000 for the three months ended December 31, 2018. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017  The Partnership’s net loss for the nine months ended December 31, 2018 was $756,000, reflecting a decrease of $32,000 from the $788,000 net loss experienced for the nine months ended December 31, 2017. Impairment loss decreased by $141,000 for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. During the nine months ended December 31, 2018, gain on sale decreased by $38,000 compared to the nine months ended December 31, 2017. Gain on sale recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. Asset management fees decreased by $7,000 during the nine months ended December 31, 2018. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Legal and accounting fees decreased by $2,000 during the nine months ended December 31, 2018, as discussed above. Other expenses decreased by $17,000 due mainly to property cost consulting incurred during the nine months ended December 31, 2017. The equity in losses of Local Limited Partnerships decreased by $12,000 for the nine months ended December 31, 2018. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Reporting fees and distribution income increased by $2,000 during the nine months ended December 31, 2018 compared to the nine months ended December 2017. Reporting fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. Other income decreased by $110,000 during the nine months ended December 31, 2018. The Partnership received $51,000 of State tax refund resulting from tax overpayment, and $59,000 from the release of a lien account related to the disposition of a Local Limited Partnership during the nine months ended December 31, 2017.

Liquidity and Capital Resources

Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017 The decrease in cash and cash equivalents during the nine months ended December 31, 2018 was $90,000 compared to a $69,000 increase in cash and cash equivalents during the nine months ended December 31, 2017. During the nine months ended December 31, 2017, the Partnership received $51,000 of State tax refund from tax overpayment, and $59,000 from the final release of an escrow account related to the disposition of a Local Limited Partnership. The Partnership received $38,000 of net proceeds from sale of Local Limited Partnership during the nine months ended December 31, 2017. Sale proceeds recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. During the nine months ended December 31, 2018, the Partnership paid $0 in accrued asset management fees and $101,000 in operating expenses to the General Partner or affiliates compared to $61,000 and $29,000, respectively, paid during the nine months ended December 31, 2017. Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. In addition, the Partnership received $2,000 more in reporting fees and distribution income during the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment.

During the nine months ended December 31, 2018, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, decreased by $15,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2018, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2020.

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

As of December 31, 2018, Davenport continues to operate at or slightly below break-even.  Due to the insufficient cash flow, replacement reserve deposits are not being made. The property has not generated enough cash flow to make the required replacement reserve deposits.  The lender is aware of the underfunded replacement reserve balance and has not issued any default notices. Income has remained consistent with the budget.  However, operating expenses have exceeded the budget due to repairs to the HVAC condenser units and upgrades to the lighting.  Overall, property performance continues to trend positively.  However, due to the small size of the property, any unanticipated expenses will negatively impact operations and financial performance. Operating deficits were paid through the operating cash account.  While the operating deficit guarantee has expired, the tax credit guaranty remains in place.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2018 and March 31, 2018, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2018 and December 31, 2017, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the nine months ended December 31, 2018, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2018 and December 31, 2017 and (v) the Notes to Condensed Financial Statements.

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

Date: February 11, 2019

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 11, 2019