Form 10-K
period 2019-03-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2019-06-26
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of March 31, 2019 and 2018, a total of 20,757 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. This offering was closed on September 21, 2006.

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

The Partnership originally invested in ten Local Limited Partnerships, eight of which have been sold or otherwise disposed of as of March 31, 2019. Each of these Local Limited Partnerships owns or owned a Housing Complex that is eligible for the Federal Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low or moderate income housing.

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

Fernwood and Sierra’s Run will complete their Compliance Periods in 2022; therefore there is a risk of tax credit recapture. The maximum exposure of recapture (excluding the interest and penalties related to the recapture) is $177,508 and $170,246, respectively, for Fernwood and Sierra’s Run, which equates to $16.75 per Partnership Unit in the aggregate. Under the circumstances, the General Partner believes there is a reasonable expectation that each Local Limited Partnership will continue to be operated as qualified low income housing for the balance of its Compliance Period, and, accordingly, does not anticipate that there will be any recapture.

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

During the year ended March 31, 2019, the Partnership sold its Local Limited Partnership interest in FDI-Country Square, LTD (“FDI-Country Square”). FDI-Country Square was appraised for $640,000 and had a mortgage note balance of $502,589 as of December 31, 2018. The Partnership received $30,000 in cash proceeds, of which $25,000 was used to pay accrued asset management fees, and the remaining $5,000 is being held in the Partnership’s reserves for future operation expenses. The Partnership has incurred approximately $1,753 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale. The Partnership’s investment balance is zero; therefore, a gain of $28,247 was recorded. The Compliance Period for FDI-Country Square expires in 2021. A guaranty agreement was executed with the General Partner to guarantee the repayment of any recaptured tax credits and/or interest arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

During the year ended March 31, 2019, the Partnership sold its Local Limited Partnership interest in FDI-Park Place, LTD (“FDI-Park Place”). FDI-Park Place was appraised for $330,000 and had a mortgage note balance of $970,483 as of December 31, 2018. The Partnership received $40,000 in cash proceeds, of which $35,000 was used to pay accrued asset management fees, and the remaining $5,000 is being held in the Partnership’s reserves for future operation expenses. The Partnership has incurred approximately $2,752 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale. The Partnership’s investment balance is zero; therefore, a gain of $37,248 was recorded. The Compliance Period for FDI-Park Place expires in 2021. A guaranty agreement was executed with the General Partner to guarantee the repayment of any recaptured tax credits and/or interest arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

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

For each of the years ended March 31, 2019, 2018, and 2017, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2019, 2018, and 2017, impairment loss related to investments in Local Limited Partnerships was $511,512, $652,206, and $702,972, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner and the capital contributions payable to Local Limited Partnerships. The asset management fees payable increased (decreased) by approximately $(4,314), $(31,000), and $68,000 for the years ended March 31, 2019, 2018, and 2017, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $42,000 per year through the termination of the Partnership, which must occur no later than December 31, 2070. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2020.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2019		As of December 31, 2018
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	$1,895,000	$1,895,000	24	$2,268,000	$629,000

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	4,744,000	4,499,000	20	6,029,000	484,000

FDI-Country Square, LTD. (2)	Lone Star, Texas	Fieser Holdings, Inc.	N/A	N/A	24	823,000	503,000

FDI-Park Place, LTD. (2)	Bellville, Texas	Fieser Holdings, Inc.	N/A	N/A	40	1,068,000	970,000

			$6,639,000	$6,394,000	108	$10,188,000	$2,586,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if the Housing Complexes are retained and rented in compliance with credit rules for the Compliance Period. Approximately 92% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships.

(2) The Local Limited Partnership was disposed of subsequent to December 31, 2018, but prior to March 31, 2019.

	For the year ended December 31, 2018
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Crestview Housing, L.P.	$137,000	$(64,000)	99.98%

Davenport Housing VII, L.P.	135,000	(164,000)	99.98%

FDI-Country Square, LTD.(1)	138,000	(7,000)	99.98%

FDI-Park Place, LTD.(1)	185,000	(36,000)	99.98%

	$595,000	$(271,000)

(1) The Local Limited Partnership was disposed of subsequent to December 31, 2018, but prior to March 31, 2019

WNC Housing Tax Credit Fund VI, L.P., Series 13

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2018	2017	2016	2015	2014

909 4th YMCA, L.P.	Seattle, Washington	YMCA of Greater Seattle	N/A	N/A	N/A	N/A	85%

Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	96%	100%	100%	100%	96%

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	100%	100%	100%	100%	100%

FDI-Country Square, LTD.(1)	Lone Star, Texas	Fieser Holdings, Inc.	92%	96%	96%	100%	100%

FDI-Park Place, LTD.(1)	Bellville, Texas	Fieser Holdings, Inc.	70%	80%	90%	85%	83%

Grove Village, L.P.	Dallas, Texas	Walker Guardian LLC	N/A	N/A	N/A	N/A	48%

Head Circle, L.P.	Ruleville, Mississippi	SEMC, Inc.	N/A	N/A	97%	85%	97%

Pleasant Village, L.P.	Dallas, Texas	Walker Guardian LLC	N/A	N/A	N/A	85%	85%
			86%	92%	96%	89%	73%

N/A – This Local Limited Partnership was sold as of the respective year end.

(1)
The Local Limited Partnership was disposed of subsequent to December 31, 2018, but prior to March 31, 2019

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

(b)
At March 31, 2019, there were 962 Limited Partners, and there were no assignees of Partnership Units who were not admitted as Limited Partners.

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

(f)
No unregistered securities were sold by the Partnership during the year ended March 31, 2019.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2019	2018	2017	2016	2015
ASSETS

Cash and cash equivalents	$224,898	$305,043	$271,941	$315,082	$325,510
Investments in Local Limited Partnerships, net	666,713	1,406,121	2,286,745	3,235,861	4,648,056
Due from affiliates, net	-	-	-	-	-
Other assets	-	-	-	2,643	-

Total Assets	$891,611	$1,711,164	$2,558,686	$3,553,586	$4,973,566

LIABILITIES

Payables to Local Limited Partnerships	$245,113	$245,113	$245,113	$245,113	$375,198
Accrued fees and expenses due to General Partner and affiliates	1,432,910	1,486,897	1,479,730	1,874,186	3,341,534

Total Liabilities	1,678,023	1,732,010	1,724,843	2,119,299	3,716,732

PARTNERS’ EQUITY (DEFICIT)	(786,412)	(20,846)	833,843	1,434,287	1,256,834

Total Liabilities and Partners’ Equity (Deficit)	$891,611	$1,711,164	$2,558,686	$3,553,586	$4,973,566

Selected results of operations, cash flows, and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2019	2018	2017	2016	2015
Loss from operations (Note 1)	$(603,648)	$(774,173)	$(946,854)	$(1,942,059)	$(2,755,058)
Equity in losses of Local Limited Partnerships	(227,896)	(228,418)	(245,681)	(279,147)	(14,547)
Other income	-	110,491	-	1,486,040	-
Gain on sale of Local Limited Partnerships	65,495	36,767	-	1,159,711	361,865
Interest income	483	644	306	172	61
Net income (loss)	$(765,566)	$(854,689)	$(1,192,229)	$424,717	$(2,407,679)

Net income (loss) allocated to:
General Partner	$(766)	$(855)	$(1,192)	$425	$(2,408)

Limited Partners	$(764,800)	$(853,834)	$(1,191,037)	$424,292	$(2,405,271)

Net income (loss) per Partnership Unit	$(36.85)	$(41.13)	$(57.24)	$20.27	$(114.80)
Outstanding Weighted
Partnership Units	20,757	20,757	20,807	20,931	20,951

Note 1 – Loss from operations for the years ended March 31, 2019, 2018, 2017, 2016, and 2015, includes a charge for impairment losses on investments in Local Limited Partnerships of $511,512, $652,206, $702,972, $1,052,460, and $728,957, respectively (see Note 2 to the audited financial statements).

	For the Years Ended March 31,
	2019	2018	2017	2016	2015
Net cash provided by (used in):
Operating activities	$(145,640)	$(3,665)	$(43,141)	$701,050	$(490,559)
Investing activities	65,495	36,767	-	879,043	1,194,631
Financing activities	-	-	-	(1,590,521)	(396,609)

Net change in cash and cash equivalents	(80,145)	33,102	(43,141)	(10,428)	307,463

Cash and cash equivalents, beginning of period	305,043	271,941	315,082	325,510	18,047

Cash and cash equivalents, end of period	$224,898	$305,043	$271,941	$315,082	$325,510

Low Income Housing Tax Credits per Partnership Unit were as follows for the year and period ended December 31:

	2018	2017	2016	2015	2014

Federal	$35	$43	$57	$115	$51
State	-	-	-	-	-

Total	$35	$43	$57	$115	$51

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

Impact of Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. In addition, in October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control”, to provide further clarification guidance to ASU No. 2015-02. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 and ASU 2016-17 simplify and improve GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. ASU 2016-17 is effective for periods beginning after December 15, 2016. The adoption of these updates did not materially affect the Partnership's financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2019 consisted of $225,000 in cash and cash equivalents and investments in Local Limited Partnerships of $667,000 (See “Method of Accounting for Investments in Local Limited Partnerships). Liabilities at March 31, 2019 consisted of $245,000 of payables due to Local Limited Partnerships and $1,433,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2019 Compared to Year Ended March 31, 2018 The Partnership’s net loss for the year ended March 31, 2019 was $766,000, reflecting a decrease of $89,000 from the net loss for the year ended March 31, 2018 of $855,000. The decrease in net loss is partially due to a $110,000 decrease in other income for the year ended March 31, 2019. The Partnership received $51,000 of State tax refund resulting from tax overpayment, and $59,000 from the release of a lien account related to the disposition of a Local Limited Partnership during the year ended March 31, 2018 compared to no other income received during the year ended March 31, 2019. Gain on sale of Local Limited Partnerships increased by $29,000 for the year ended March 31, 2019. The gain and loss on sale of Local Limited Partnerships will vary from period to period depending on the values and sale prices of the housing complexes that have been identified for disposition and the closing dates of such transactions. Additionally, impairment loss decreased by $141,000 for the year ended March 31, 2019. Impairment loss varies from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. There was a decrease in accounting and legal fees of $4,000 for the year ended March 31, 2019 compared to the year ended March 31, 2018 due to timing of work performed. Asset management fees decreased by $10,000 during the year ended March 31, 2019. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Other expenses decreased by $15,000 during the year ended March 31, 2019, mainly due to property cost consulting incurred during the year ended March 31, 2018. Reporting fees and distribution income increased by $2,000 for the year ended March 31, 2019 compared to the year ended March 31, 2018. Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Year Ended March 31, 2018 Compared to Year Ended March 31, 2017 The Partnership’s net loss for the year ended March 31, 2018 was $855,000, reflecting a decrease of $337,000 from the net loss for the year ended March 31, 2017 of $1,192,000. The decrease in net loss is partially due to a $110,000 increase in other income for the year ended March 31, 2018. The Partnership received $51,000 of State tax refund resulting from tax overpayment, and $59,000 from the release of a lien account related to the disposition of a Local Limited Partnership. Gain on sale of Local Limited Partnerships increased by $37,000 for the year ended March 31, 2018. The gain and loss on sale of Local Limited Partnerships will vary from period to period depending on the values and sale prices of the housing complexes that have been identified for disposition and the closing dates of such transactions. Additionally, impairment loss decreased by $51,000 for the year ended March 31, 2018. Impairment loss varies from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. There was a decrease in accounting and legal fees of $89,000 for the year ended March 31, 2018 compared to the year ended March 31, 2017 due to timing of work performed. Asset management fees decreased by $2,000 during the year ended March 31, 2018. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. The write off of other assets decreased by $3,000 during the year ended March 31, 2018. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it had taken to dispose of the properties. Other expenses decreased by $23,000 during the year ended March 31, 2018, mainly due to tax and license expenses incurred during the year ended March 31, 2017. Equity in losses decreased by $17,000 for the year ended March 31, 2018 due to operations of the underlying Housing Complexes fluctuating form period to period. Reporting fees decreased by $1,000 and distribution income increased by $5,000 for the year ended March 31, 2018. Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Year Ended March 31, 2019 Compared to Year Ended March 31, 2018 The net decrease in cash and cash equivalents during the year ended March 31, 2019 was $80,000 compared to a net increase in cash and cash equivalents during the year ended March 31, 2018 of $33,000. The Partnership received $51,000 of State tax refund from tax overpayment, and $59,000 from the final release of an escrow account related to the disposition of a Local Limited Partnership during the year ended March 31, 2018 compared to no other income received during the year ended March 31, 2019. The Partnership paid $60,000 in accrued asset management fees and $101,000 to the General Partner or an affiliate for operating expenses paid on its behalf during the year ended March 31, 2019, compared to $97,000, and $29,000, respectively, during the year ended March 31, 2018. During the year ended March 31, 2019, the Partnership received $2,000 more in reporting fees and distribution income compared to the year ended March 31, 2018. The Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for payments. Additionally, during year ended March 31, 2019, the Partnership received $65,000 in net proceeds from sale of Local Limited Partners compared to $37,000 received during year ended March 31, 2018. Sale proceeds recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold.

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

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased (decreased) by approximately $(54,000), $7,000, and $197,000 for the years ended March 31, 2019, 2018, and 2017, respectively.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2020.

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

As of March 31, 2019, Davenport has not generated enough cash flow to make the required replacement reserve deposits.  Had the required replacement reserve deposits been made, the DCR would be ..40 as of the end of first quarter 2019.  The lender is aware of the underfunded replacement reserve balance and has not issued a Notice of Default.  Rental income has remained consistent with the budget.  However, operating expenses exceeded the budget by $1,656, due to increased utilities expense and unanticipated snow removal expenses which were a result of the heavy snowfall during the first quarter 2019.  Due to the small size of the property, any unanticipated expenses will negatively impact operations and financial performance.  Operating deficits were paid through the operating cash account, which has a balance of $9,088 as of the end of the first quarter 2019. While the operating deficit guarantee has expired, the tax credit guaranty remains in place.  During the heavy snowfall in February there were several roof leaks discovered on one of the buildings.  Now that the snow has melted the GP is assessing the damage and creating an action plan to address the issue with cash on hand, if possible.

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

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total

Asset management fees (1)	$1,474,486	$41,576	$41,576	$41,576	$41,576	$1,912,496	$3,553,286
Payable to Local Limited Partnerships	245,113	-	-	-	-	-	245,113
Total contractual obligations	$1,719,599	$41,576	$41,576	$41,576	$41,576	$1,912,496	$3,798,399

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2070. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2019 until December 31, 2070. Amounts due to the General Partner as of March 31, 2019 have been included in the 2020 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 13

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 13 (the "Partnership") as of March 31, 2019 and 2018, the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2019, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, based on our audits and the reports of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Partnership as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of certain Local Limited Partnerships, which investments represent $662,171 and $1,270,844 of the total Partnership assets as of March 31, 2019 and 2018, respectively, and $(164,014), $(164,931) and $(191,716) of the total Partnership loss for the years ended March 31, 2019, 2018 and 2017, respectively. Those financial statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

Supplemental Information

The schedule listed under Part IV, Item 15(a)(2) of Form 10-K related to each of the years in the three-year period ended March 31, 2019 has been subjected to audit procedures performed in conjunction with the audit of WNC Housing Tax Credit Fund VI, L.P., Series 13’s financial statements. The schedule is the responsibility of the Partnership’s management. Our audit procedures included determining whether the schedule reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the schedule. In forming our opinion on the schedule, we evaluated whether the schedule, including its form and content, is presented in conformity with the Securities and Exchange Commission’s rules. In our opinion, the schedule is fairly stated, in all material respects, in relation to the financial statements as a whole.

We have served as the Partnership’s auditor since 2005.

/s/ CohnReznick, LLP

Bethesda, Maryland
June 26, 2019

LeBlanc Hausknecht, LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Davenport Housing VII, L.P.
Davenport, Iowa

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Davenport Housing VII, L.P. as of December 31, 2018 and 2017, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of Davenport Housing VII, L.P. as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are required to be independent with respect to the Company in accordance with the relevant ethical requirements relating to our audit.

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

LeBlanc Hausknecht, L.L.P.

Metairie, Louisiana
May 9, 2019

3421 N. Causeway Blvd., Suite 701 · Metairie, LA 70002 · 504-837-0770 · 504-837-7102 (fax) · www.lh-cpa.net

LeBlanc Hausknecht, LLP

Certified Public Accountants

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

LeBlanc Hausknecht, L.L.P.

Metairie, Louisiana
April 9, 2018

3421 N. Causeway Blvd, Suite 701 · Metairie, LA 70002 · 504-837-0770 · 504-837-7102 (fax) · www.lh-cpa.net

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2019	2018
ASSETS
Cash and cash equivalents	$224,898	$305,043
Investments in Local Limited Partnerships, net (Notes 2 and 3)	666,713	1,406,121
Due from affiliates, net (Note 6)	-	-
Total Assets	$891,611	$1,711,164

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$245,113	$245,113
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	1,432,910	1,486,897
Total Liabilities	1,678,023	1,732,010

Partners’ Equity (Deficit)
General Partner	572,544	573,310
Limited Partners (25,000 Partnership Units authorized, 20,757 Partnership Units issued and outstanding)	(1,358,956)	(594,156)

Total Partners’ Equity (Deficit)	(786,412)	(20,846)

Total Liabilities and Partners’ Equity (Deficit)	$891,611	$1,711,164

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2019	2018	2017
Operating income:
Reporting fees	$1,305	$3,558	$4,825
Distribution income	9,336	5,219	-

Total operating income	10,641	8,777	4,825

Operating expenses and loss:
Amortization	-	-	463
Asset management fees	55,686	65,975	68,464
Asset management expenses	1,691	425	740
Accounting and legal fees	25,265	29,275	118,233
Write off of other assets	-	-	2,643
Impairment loss	511,512	652,206	702,972
Other	20,135	35,069	58,164

Total operating expenses and loss	614,289	782,950	951,679

Loss from operations	(603,648)	(774,173)	(946,854)

Equity in losses of Local Limited Partnerships	(227,896)	(228,418)	(245,681)

Other income	-	110,491	-

Gain on sale of Local Limited Partnerships	65,495	36,767	-

Interest income	483	644	306

Net loss	$(765,566)	$(854,689)	$(1,192,229)

Net loss allocated to:
General Partner	$(766)	$(855)	$(1,192)

Limited Partners	$(764,800)	$(853,834)	$(1,191,037)

Net loss per Partnership Unit	$(36.85)	$(41.13)	$(57.24)

Outstanding weighted Partnership Units	20,757	20,757	20,807

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2019, 2018 and 2017

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2016	$(16,428)	$1,450,715	$1,434,287
Forgiveness of debt (Note 7)	591,785	-	591,785

Net loss	(1,192)	(1,191,037)	(1,192,229)

Partners’ equity (deficit) at March 31, 2017	574,165	259,678	833,843

Net loss	(855)	(853,834)	(854,689)

Partners’ equity (deficit) at March 31, 2018	573,310	(594,156)	(20,846)

Net loss	(766)	(764,800)	(765,566)

Partners’ equity (deficit) at March 31, 2019	$572,544	$(1,358,956)	$(786,412)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2019, 2018 and 2017

	2019	2018	2017
Cash flows from operating activities:
Net loss	$(765,566)	$(854,689)$	$(1,192,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	463
Equity in losses of Local Limited Partnerships	227,896	228,418	245,681
Impairment loss	511,512	652,206	702,972
Decrease in other assets	-	-	2,643
Gain on sale of Local Limited Partnerships	(65,495)	(36,767)	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(53,987)	7,167	197,329

Net cash used in operating activities	(145,640)	(3,665)	(43,141)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	65,495	36,767	-

Net cash provided by investing activities	65,495	36,767	-

Net increase (decrease) in cash and cash equivalents	(80,145)	33,102	(43,141)

Cash and cash equivalents, beginning of period	305,043	271,941	315,082

Cash and cash equivalents, end of period	$224,898	$305,043	$271,941
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$800	$800	$800

NONCASH INVESTING AND FINANCING ACTIVITIES:
General Partner’s equity was increased and due to General Partner and affiliates was decreased for forgiveness of debt from advances previously made to the Partnership.	$-	$-	$591,785

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2019, 2018, and 2017

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of March 31, 2019 and 2018, a total of 20,757 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. This offering was closed on September 21, 2006.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2019, 2018, and 2017

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2019, 2018, and 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2020.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2019, 2018, and 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended March 31, 2011, the Partnership sold two Local Limited Partnerships, Fernwood Meadows, L.P. (“Fernwood”) and Sierra’s Run, L.P., (“Sierra’s Run”), in order to generate sufficient equity to complete the purchase of additional Low Income Housing Tax Credits for Davenport VII, L.P. (“Davenport”).

Fernwood and Sierra’s Run will complete their Compliance Periods in 2022; therefore there is a risk of tax credit recapture. The maximum exposure of recapture (excluding the interest and penalties related to the recapture) is $177,508 and $170,246, respectively, for Fernwood and Sierra’s Run, which equates to $16.75 per Partnership Unit in the aggregate. Under the circumstances, the General Partner believes there is a reasonable expectation that each Local Limited Partnership will continue to be operated as qualified low income housing for the balance of its Compliance Period, and, accordingly, does not anticipate that there will be any recapture.

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

During the year ended March 31, 2019, the Partnership sold its Local Limited Partnership interest in FDI-Country Square, LTD (“FDI-Country Square”). FDI-Country Square was appraised for $640,000 and had a mortgage note balance of $502,589 as of December 31, 2018. The Partnership received $30,000 in cash proceeds, of which $25,000 was used to pay accrued asset management fees, and the remaining $5,000 is being held in the Partnership’s reserves for future operation expenses. The Partnership has incurred approximately $1,753 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale. The Partnership’s investment balance is zero; therefore, a gain of $28,247 was recorded. The Compliance Period for FDI-Country Square expires in 2021. A guaranty agreement was executed with the General Partner to guarantee the repayment of any recaptured tax credits and/or interest arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

During the year ended March 31, 2019, the Partnership sold its Local Limited Partnership interest in FDI-Park Place, LTD (“FDI-Park Place”). FDI-Park Place was appraised for $330,000 and had a mortgage note balance of $970,483 as of December 31, 2018. The Partnership received $40,000 in cash proceeds, of which $35,000 was used to pay accrued asset management fees, and the remaining $5,000 is being held in the Partnership’s reserves for future operation expenses. The Partnership has incurred approximately $2,752 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale. The Partnership’s investment balance is zero; therefore, a gain of $37,248 was recorded. The Compliance Period for FDI-Park Place expires in 2021. A guaranty agreement was executed with the General Partner to guarantee the repayment of any recaptured tax credits and/or interest arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2019, 2018, and 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and were being amortized over 27.5 years. (See Notes 2 and 3 to the financial statements).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2019 and 2018 none of the remaining investment balances had reached zero.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2019, 2018, and 2017

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2019 and 2018, the Partnership had $224,898 and $305,043 in cash equivalents, respectively.

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

Amortization

Acquisition fees and costs included in investments in Local Limited Partnerships were being amortized over 27.5 years using the straight-line method. Amortization expense for the years ended March 31, 2019, 2018, and 2017, was $0, $0, and $463, respectively. As of March 31, 2017, the acquisition fees and costs were fully amortized or impaired.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2019, 2018, and 2017

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2019, 2018, and 2017, impairment loss related to investments in Local Limited Partnerships was $511,512, $652,206, and $668,766, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the years ended March 31, 2019, 2018, and 2017, an impairment loss of $0, $0, and $34,206, respectively, was recorded against related intangibles.

Impact of Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. In addition, in October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control”, to provide further clarification guidance to ASU No. 2015-02. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 and ASU 2016-17 simplify and improve GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. ASU 2016-17 is effective for periods beginning after December 15, 2016. The adoption of these updates did not materially affect the Partnership's financial statements.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2019, and 2018, the Partnership owned limited partnership interests in 2 and 4 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 44 and 108 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2019 and 2018 is approximately $4,414,000 and $3,946,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnerships’ financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2019, 2018, and 2017

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

At March 31, 2019 and 2018, the investment accounts in certain Local Limited Partnerships had reached a zero balance. Consequently, a portion of the Partnerships’ estimate of its share of losses for the years ended March 31, 2019, 2018 and 2017, amounting to approximately $0, $12,000, and $52,000, respectively, have not been recognized. As of March 31, 2019, the aggregate share of net losses from the remaining Local Limited Partnerships not recognized by the Partnership amounted to $0.

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2019, 2018 and 2017, impairment loss related to investments in Local Limited Partnerships was $511,512, $652,206, and $668,766, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the years ended March 31, 2019, 2018 and 2017, an impairment loss of $0, $0, and $34,206, respectively, was recorded against related intangibles.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

	For the Years Ended March 31,
	2019	2018	2017
Investments per balance sheet, beginning of year	$1,406,121	$2,286,745	$3,235,861
Equity in losses of Local Limited Partnerships	(227,896)	(228,418)	(245,681)
Impairment loss	(511,512)	(652,206)	(702,972)
Amortization of acquisition fees and costs	-	-	(463)

Investments per balance sheet, end of year	$666,713	$1,406,121	$2,286,745

	For the Years Ended March 31,
	2019	2018	2017

Investments in Local Limited Partnerships, net	$666,713	$1,406,121	$2,286,745
Acquisition fees and costs, net of accumulated amortization of $0, $0 and $463	-	-	-
Investments per balance sheet, end of year	$666,713	$1,406,121	$2,286,745

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2019, 2018, and 2017

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

COMBINED CONDENSED BALANCE SHEETS

	2018	2017
ASSETS
Buildings and improvements, net of accumulated depreciation of 3,549,000 and $3,197,000 respectively	$9,414,000	$9,747,000
Land	368,000	368,000
Other assets	321,000	329,000
Total Assets	$10,103,000	$10,444,000

LIABILITIES

Mortgages and construction loans payable	$2,586,000	$2,671,000
Due to related parties	1,019,000	1,200,000
Other liabilities	80,000	58,000
Total Liabilities	3,685,000	3,929,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 13	5,081,000	5,352,000
Other Partners	1,337,000	1,163,000
Total Partners’ Equity	6,418,000	6,515,000
Total Liabilities and Partners’ Equity	$10,103,000	$10,444,000

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2018	2017	2016

Revenues	$609,000	$738,000	$1,167,000

Expenses:
Operating expenses	479,000	460,000	703,000
Interest expense	44,000	155,000	334,000
Depreciation and amortization	357,000	356,000	428,000

Total expenses	880,000	971,000	1,465,000

Net loss	$(271,000)	$(233,000)	$(298,000)

Net loss allocable to the Partnership	$(271,000)	$(232,000)	$(298,000)

Net loss recorded by the Partnership	$(228,000)	$(228,000)	$(246,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2019, 2018, and 2017

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

As of March 31, 2019, Davenport has not generated enough cash flow to make the required replacement reserve deposits.  Had the required replacement reserve deposits been made, the DCR would be ..40 as of the end of first quarter 2019.  The lender is aware of the underfunded replacement reserve balance and has not issued a Notice of Default.  Rental income has remained consistent with the budget.  However, operating expenses exceeded the budget by $1,656, due to increased utilities expense and unanticipated snow removal expenses which were a result of the heavy snowfall during the first quarter 2019.  Due to the small size of the property, any unanticipated expenses will negatively impact operations and financial performance.  Operating deficits were paid through the operating cash account, which has a balance of $9,088 as of the end of the first quarter 2019  While the operating deficit guarantee has expired, the tax credit guaranty remains in place.  During the heavy snowfall in February there were several roof leaks discovered on one of the buildings.  Now that the snow has melted the GP is assessing the damage and creating an action plan to address the issue with cash on hand, if possible.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2019, 2018, and 2017

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2019 and 2018, the Partnership had incurred cumulative acquisition fees of $1,468,670 which were included in investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of all periods presented, the fees have been fully amortized or impaired.

Non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of March 31, 2019 and 2018, the Partnership incurred cumulative acquisition costs of $419,620 which were included in investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of all periods presented, the costs have been fully amortized or impaired.

An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $55,686, $65,975, and $68,464 were incurred during the years ended March 31, 2019, 2018 and 2017, respectively. Payments of $60,000, $96,706, and $0 were made during the years ended March 31, 2019, 2018 and 2017, respectively.

The Partnership will reimburse the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $101,270, $29,315, and $20,845 during the years ended March 31, 2019, 2018 and 2017, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2019, 2018, and 2017

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

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

	March 31,
	2019	2018
Asset management fee payable	$1,392,560	$1,396,874
Reimbursements for expenses paid by the General Partner or an affiliate	40,350	90,023

Total	$1,432,910	$1,486,897

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2020.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2019, 2018, and 2017

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2019

Income	$11,000	$-	$-	$-

Operating expenses and loss	(556,000)	(19,000)	(21,000)	(18,000)

Loss from operations	(545,000)	(19,000)	(21,000)	(18,000)

Equity in losses of Local Limited Partnerships	(57,000)	(57,000)	(57,000)	(57,000)

Gain on sale of Local Limited Partnerships	-	-	-	65,000

Net loss	(602,000)	(76,000)	(78,000)	(10,000)

Net loss available to Limited Partners	(601,000)	(76,000)	(78,000)	(10,000
Net loss per Partnership Unit	(29)	(4)	(4)	0

	June 30	September 30	December 31	March 31
2018

Income	$-	$9,000	$-	$-

Operating expenses and loss	(676,000)	(47,000)	(40,000)	(20,000)

Loss from operations	(676,000)	(38,000)	(40,000)	(20,000)

Equity in losses of Local Limited Partnerships	(61,000)	(61,000)	(61,000)	(45,000)

Gain on sale of Local Limited Partnerships	-	-	38,000	(1,000)

Other income	59,000	51,000	-	-

Net loss	(678,000)	(48,000)	(63,000)	(66,000)

Net loss available to Limited Partners	(677,000)	(48,000)	(63,000)	(66,000)

Net loss per Partnership Unit	(33)	(2)	(3)	(3)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2019, 2018, and 2017

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

NOTE 5 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $245,113 at March 31, 2019 and 2018, respectively, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 6 – DUE FROM AFFILIATES, NET

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of both March 31, 2019 and 2018, the Partnership advanced $763,336, net of repayments, to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

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

(b)
Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2019. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2019. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

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

(c)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer
Michael J. Gaber	Executive Vice President
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Executive Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Anand Kannan	President – Community Preservation Partners
Gregory S. Hand	Senior Vice President – Developer Relations
Anil Advani	Executive Vice President – Originations and Finance

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

Michael J. Gaber is an Executive Vice President, chair of the Investment Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

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

Melanie R. Wenk is Executive Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

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

Gregory S. Hand is Senior Vice President – Developer Relations of WNC & Associates, Inc. and oversees the property underwriting activities. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Anil Advani is Executive Vice President – Originations and Finance of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2013, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

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

(a) Compensation for Services

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliates shall receive from the Partnership an annual Asset Management Fee in an amount not to exceed 0.5% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving Government Assistance. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $55,686, $65,975, and $68,464 were incurred during the years ended March 31, 2019, 2018, and 2017, respectively. Payments of $60,000, $96,706, and $0 were made during the years ended March 31, 2019, 2018 and 2017.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $40,350, $90,023, and $52,125 for the years ended March 31, 2019, 2018, and 2017, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $101,270, $29,315, and $20,845, during the years ended March 31, 2019, 2018, and 2017, respectively.

(c) Interest in Partnership

The General Partner receives .10% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $737, $890, and $1,190 for the years ended December 31, 2018, 2017, and 2016, respectively. The General Partner is also entitled to receive .10% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2019, 2018, and 2017. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, and then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2019, 2018 and 2017.

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

(b)
The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2019	2018

Audit Fees	$21,140	$25,275
Audit-related Fees	-	-
Tax Fees	4,125	4,000
TOTAL	$25,265	$29,275

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof:

Reports of Independent Registered Public Accounting Firms
Balance Sheets, March 31, 2019 and 2018
Statements of Operations for the years ended March 31, 2019, 2018, and 2017
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2019, 2018, and 2017
Statements of Cash Flows for the years ended March 31, 2019, 2018, and 2017
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

99.1
Financial Statements of Davenport Housing VII L.P. for the years ended December 31, 2018, 2017 and 2016 together with Independent Auditor’s Reports thereon; a significant subsidiary of the Partnership.

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2019 and 2018, (ii) the Statements of Operations for the years ended March 31, 2019, 2018, and 2017, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2019, 2018, and 2017, (iv) the Statements of Cash Flows for the years ended March 31, 2019, 2018, and 2017 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 13
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2019

		As of March 31, 2019		Initial Cost to Partnership			As of December 31, 2018
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Crestview Housing, L.P.	Bigfork, Montana	$1,895,000	$1,895,000	$215,000	$2,474,000	$314,000	$629,000	$250,000	$2,753,000	$789,000	$2,214,000

Davenport Housing VII, L.P.	Davenport, Iowa	4,744,000	4,499,000	50,000	6,231,000	368,000	484,000	50,000	6,599,000	1,525,000	5,124,000

FDI-Country Square, LTD.(1)	Lone Star, Texas	N/A	N/A	18,000	1,359,000	91,000	503,000	18,000	1,450,000	548,000	920,000

FDI-Park Place, LTD. (1)	Bellville, Texas	N/A	N/A	50,000	2,023,000	138,000	970,000	50,000	2,161,000	687,000	1,524,000

		$6,639,000	$6,394,000	$333,000	$12,087,000	$911,000	$2,586,000	$368,000	$12,963,000	$3,549,000	$9,782,000

The Local Limited Partnership was disposed of subsequent to December 31, 2018, but prior to March 31, 2019

WNC Housing Tax Credit Fund VI, L.P., Series 13
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2019

	For the Year Ended December 31, 2018
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

Crestview Housing, L.P.	$137,000	$(64,000)	2007	Completed	40

Davenport Housing VII, L.P.	135,000	(164,000)	2007	Completed	40

FDI-Country Square, LTD.(1)	138,000	(7,000)	2006	Completed	40

FDI-Park Place, LTD.(1)	185,000	(36,000)	2006	Completed	40

	$595,000	$(271,000)

(1) The Local Limited Partnership was disposed of subsequent to December 31, 2018, but prior to March 31, 2019

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
June 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:
June 26, 2019

By:
/s/ Melanie R. Wenk
Melanie R. Wenk,
Executive Vice President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:
June 26, 2019

By:
/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:
June 26, 2019

By:
/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:
June 26, 2019