Form 10-Q
period 2019-06-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2019-08-12
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 333-124115

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

California	20-2355224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle
Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip Code)

 (714) 662-5565
(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
No

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2019

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2019	March 31, 2019
ASSETS

Cash and cash equivalents	$226,395	$224,898
Investments in Local Limited Partnerships, net (Notes 2 and 3)	182,170	666,713
Due from affiliates, net (Note 4)	-	-

Total Assets	$408,565	$891,611

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$245,113	$245,113
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	1,453,299	1,432,910

Total Liabilities	1,698,412	1,678,023

Partners’ Equity (Deficit):
General Partner	572,041	572,544
Limited Partners (25,000 Partnership Units authorized;
20,727 and 20,757 Partnership Units issued and outstanding, respectively)	(1,861,888)	(1,358,956)

Total Partners’ Equity (Deficit)	(1,289,847)	(786,412)

Total Liabilities and Partners’ Equity (Deficit)	$408,565	$891,611

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2019 and 2018
(Unaudited)

	2019	2018
	Three Months	Three Months

Operating income:
Reporting fees	$1,384	$1,305
Distribution income	-	9,336
Total operating income	1,384	10,641

Operating expenses and loss:
Asset management fees (Note 3)	10,394	14,627
Legal and accounting fees	5,570	22,375
Impairment loss (Note 2)	439,109	511,512
Asset management expenses	275	59
Other	4,149	7,203
Total operating expenses	459,497	555,776

Loss from operations	(458,113)	(545,135)

Equity in losses of Local Limited Partnerships (Note 2)	(45,434)	(56,989)

Interest income	112	157

Net loss	$(503,435)	$(601,967)

Net loss allocated to:
General Partner	$(503)	$(602)

Limited Partners	$(502,932)	$(601,365)

Net loss per Partnership Unit	$(24)	$(29)

Outstanding weighted Partnership Units	20,727	20,757

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2019
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2019	$572,544	$(1,358,956)	$(786,412)

Net loss	(503)	(502,932)	(503,435)

Partners’ equity (deficit) at June 30, 2019	$572,041	$(1,861,888)	$(1,289,847)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2019 and 2018
(Unaudited)

	2019	2018

Cash flows from operating activities:
Net loss	$(503,435)	$(601,967)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Equity in losses of Local Limited Partnerships	45,434	56,989
Impairment loss	439,109	511,512
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	20,389	(57,005)

Net cash provided by (used in) operating activities	1,497	(90,471)

Net increase (decrease) in cash and cash equivalents	1,497	(90,471)
Cash and cash equivalents, beginning of period	224,898	305,043

Cash and cash equivalents, end of period	$226,395	$214,572

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2019
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2019.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of June 30, 2019 and March 31, 2019, a total of 20,727 and 20,757 Partnership Units remain outstanding, respectively. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

For the Quarterly Period Ended June 30, 2019
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

For the Quarterly Period Ended June 30, 2019
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2020.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2019.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2019
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

As of March 31, 2019, the underlying Housing complexes of Pleasant Village Limited Partnership (“Pleasant Village”) and Grove Village Limited Partnership (“Grove Village”) had been sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. The Partnership had also gifted its Local Limited Partnership interest in 909 4th YMCA Limited Partnership to an unrelated nonprofit corporation. In addition, the Partnership sold its Local Limited Partnership interest in Head Circle, L.P. (“Head Circle”), FDI-Country Square, LTD (“FDI-Country Square”) and FDI-Park Place, LTD (“FDI-Park Place”). The Compliance Period for Head Circle has been completed, therefore, there is no risk of recapture to the investors of the Partnership. The Compliance Periods for FDI-Country Square and FDI-Park Place expire in 2021. A guaranty agreement was executed with the General Partner to guarantee the repayment of any recaptured tax credits and/or interest arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

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

For the Quarterly Period Ended June 30, 2019
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2019 and 2018 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2019, one of the remaining investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2019 and March 31, 2019, the Partnership had $226,395 and $224,898 of cash equivalents, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2019
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2016 remain open.

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

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the three months ended June 30, 2019 and 2018, impairment loss related to investments in Local Limited Partnerships was $439,109 and $511,512, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2019
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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2019 and March 31, 2019, the Partnership owned Local Limited Partnership interests in 2 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 44 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2019	For the Year Ended March 31, 2019
Investments per balance sheet, beginning of period	$666,713	$1,406,121
Equity in losses of Local Limited Partnerships	(45,434)	(227,896)
Impairment loss	(439,109)	(511,512)
Investments per balance sheet, end of period	$182,170	$666,713

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2019
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2019 and 2018 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2019	2018

Revenues	$70,000	$185,000

Expenses:
Interest expense	8,000	39,000
Depreciation and amortization	63,000	89,000
Operating expenses	56,000	115,000
Total expenses	127,000	243,000

Net loss	$(57,000)	$(58,000)
Net loss allocable to the Partnership	$(57,000)	$(58,000)
Net loss recorded by the Partnership	$(45,000)	$(57,000)

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

For the Quarterly Period Ended June 30, 2019
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

As of June 30, 2019, Davenport continues to operate slightly below break-even and replacement reserve deposits are currently not being made.  However, the DCR continues to trend positively with a year-to-date DCR of .90 through May 2019, excluding replacement reserve deposits.  With replacement reserve deposits, the DCR through May 2019 would have been .66.  The heavy snowfall during the winter caused several roof leaks on one of the two buildings.  The Local General Partner has engaged a contractor to address the leaks and repairs are anticipated to be completed before the end of July 2019.  The Local General Partner continues to manage expenses and payables effectively as all deficits are being funded through the operating cash account.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $10,394 and $14,627 were incurred during the three months ended June 30, 2019 and 2018, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements of $0 and $101,270 were made during the three months ended June 30, 2019 and 2018, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2019
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2019	March 31, 2019

Asset management fee payable	$1,402,954	$1,392,560
Reimbursements for expenses paid by the General Partner or an affiliate	50,345	40,350

Total	$1,453,299	$1,432,910

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2020.

NOTE 4 – DUE FROM AFFILIATES, NET

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnerships.

As of June 30, 2019 and March 31, 2019, the Partnership advanced $763,336 to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

NOTE 5 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $245,113 at June 30, 2019 and March 31, 2019, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2019 and 2018, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2019 consisted of $226,000 in cash and cash equivalents and investments in Local Limited Partnerships of $182,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at June 30, 2019 consisted of $245,000 of payables to Local Limited Partnerships and $1,453,000 in accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 The Partnership’s net loss for the three months ended June 30, 2019 was $503,000, reflecting a decrease of $99,000 from the $602,000 net loss experienced for the three months ended June 30, 2018. Impairment loss decreased by $72,000 for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. There was a decrease in accounting and legal fees of $17,000 for the three months ended June 30, 2019 due to timing of services and payments. Asset management fees decreased by $4,000 during the three months ended June 30, 2019. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Other expenses decreased by $3,000 mainly due to tax and license expenses incurred during the three months ended June 30, 2018. The equity in losses of Local Limited Partnerships decreased by $12,000 for the three months ended June 30, 2019. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The Partnership received $1,000 in reporting fees and distribution income during the three months ended June 30, 2019 compared to $11,000 received during the three months ended June 30, 2018. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 The increase in cash and cash equivalents during the three months ended June 30, 2019 was $1,000 compared to a $90,000 decrease in cash and cash equivalents during the three months ended June 30, 2018. During the three months ended June 30, 2019, the Partnership received $1,000 in reporting fees and distribution income compared to $11,000 received during the three months ended June 30, 2018 as discussed above. During the three months ended June 30, 2019, the Partnership paid $0 in operating expenses to the General Partner or affiliates compared to $101,000 paid during the three months ended June 30, 2018. Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. The reimbursement of operating expenses and advances are paid after management reviews the cash position of the Partnership.

During the three months ended June 30, 2019, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $20,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2019, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2020.

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

As of June 30, 2019, Davenport continues to operate slightly below break-even and replacement reserve deposits are currently not being made.  However, the DCR continues to trend positively with a year-to-date DCR of .90 through May 2019, excluding replacement reserve deposits.  With replacement reserve deposits, the DCR through May 2019 would have been .66.  The heavy snowfall during the winter caused several roof leaks on one of the two buildings.  The Local General Partner has engaged a contractor to address the leaks and repairs are anticipated to be completed before the end of July 2019.  The Local General Partner continues to manage expenses and payables effectively as all deficits are being funded through the operating cash account.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2019 and March 31, 2019, (ii) the Condensed Statements of Operations for the three months ended June 30, 2019 and June 30, 2018, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the three months ended June 30, 2019, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2019 and June 30, 2018 and (v) the Notes to Condensed Financial Statements.

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
General Partner

By: /s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: August 12, 2019

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Executive Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 12, 2019