Form 10-Q
period 2019-09-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2019-11-12
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2019

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2019	March 31, 2019
ASSETS

Cash and cash equivalents	$227,855	$224,898
Investments in Local Limited Partnerships, net (Notes 2 and 3)	141,166	666,713
Due from affiliates, net (Note 4)	-	-

Total Assets	$369,021	$891,611

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$245,113	$245,113
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	1,490,551	1,432,910

Total Liabilities	1,735,664	1,678,023

Partners’ Equity (Deficit):
General Partner	571,964	572,544
Limited Partners (25,000 Partnership Units authorized;
20,727 and 20,757 Partnership Units issued and outstanding, respectively)	(1,938,607)	(1,358,956)

Total Partners’ Equity (Deficit)	(1,366,643)	(786,412)

Total Liabilities and Partners’ Equity (Deficit)	$369,021	$891,611

 asdas

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2019 and 2018
(Unaudited)

	2019		2018
	Three Months	Six Months	Three Months	Six Months
Operating income:
Reporting fees	$1,344	$2,728	$-	$1,305
Distribution income	-	-	-	9,336

Total operating income	1,344	2,728	-	10,641

Operating expenses and loss:
Asset management fees (Note 3)	10,394	20,788	14,627	29,254
Legal and accounting fees	20,650	26,220	-	22,375
Impairment loss (Note 2)	-	439,109	-	511,512
Asset management expenses	657	932	858	917
Other	5,552	9,701	3,649	10,852

Total operating expenses and loss	37,253	496,750	19,134	574,910

Loss from operations	(35,909)	(494,022)	(19,134)	(564,269)
Equity in losses of Local
Limited Partnerships (Note 2)	(41,004)	(86,438)	(56,989)	(113,978)

Interest income	117	229	107	264

Net loss	$(76,796)	$(580,231)	$(76,016)	$(677,983)

Net loss allocated to:
General Partner	$(77)	$(580)	$(76)	$(678)

Limited Partners	$(76,719)	$(579,651)	$(75,940)	$(677,305)

Net loss per Partnership Unit	$(4)	$(28)	$(4)	$(33)

Outstanding weighted Partnership Units	20,727	20,727	20,757	20,757

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2019 and 2018 (Unaudited)

	2019
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2019	$572,544	$(1,358,956)	$(786,412)

Net loss	(503)	(502,932)	(503,435)

Partners’ equity (deficit) at June 30, 2019	572,041	(1,861,888)	(1,289,847)

Net loss	(77)	(76,719)	(76,796)

Partners’ equity (deficit) at September 30, 2019	$571,964	$(1,938,607)	$(1,366,643)

	2018
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2018	$573,310	$(594,156)	$(20,846)

Net loss	(602)	(601,365)	(601,967)

Partners’ equity (deficit) at June 30, 2018	572,708	(1,195,521)	(622,813)

Net loss	(76)	(75,940)	(76,016)

Partners’ equity (deficit) at September 30, 2018	$572,632	$(1,271,461)	$(698,829)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2019 and 2018
(Unaudited)
	2019	2018

Cash flows from operating activities:
Net loss	$(580,231)	$(677,983)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Equity in losses of Local Limited Partnerships	86,438	113,978
Impairment loss	439,109	511,512
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	57,641	(37,871)

Net cash provided by (used in) operating activities	2,957	(90,364)

Net increase (decrease) in cash and cash equivalents	2,957	(90,364)
Cash and cash equivalents, beginning of period	224,898	305,043

Cash and cash equivalents, end of period	$227,855	$214,679

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2019
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2019.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of September 30, 2019 and March 31, 2019, a total of 20,727 and 20,757 Partnership Units remain outstanding, respectively. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2019
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

For the Quarterly Period Ended September 30, 2019
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2020.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2019.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2019
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

For the Quarterly Period Ended September 30, 2019
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2019 and 2018 has been recorded by the Partnership. Management’s estimate for the six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2019, one of the remaining investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2019 and March 31, 2019, the Partnership had $227,855 and $224,898 of cash equivalents, respectively.

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

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the six months ended September 30, 2019 and 2018, impairment loss related to investments in Local Limited Partnerships was $439,109 and $511,512, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2019
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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2019 and March 31, 2019, the Partnership owned Local Limited Partnership interests in 2 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 44 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2019	For the Year Ended March 31, 2019
Investments per balance sheet, beginning of period	$666,713	$1,406,121
Equity in losses of Local Limited Partnerships	(86,438)	(227,896)
Impairment loss	(439,109)	(511,512)
Investments per balance sheet, end of period	$141,166	$666,713

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2019
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2019 and 2018 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2019	2018

Revenues	$140,000	$369,000

Expenses:
Interest expense	16,000	77,000
Depreciation and amortization	126,000	178,000
Operating expenses	112,000	230,000
Total expenses	254,000	485,000

Net loss	$(114,000)	$(116,000)
Net loss allocable to the Partnership	$(114,000)	$(116,000)
Net loss recorded by the Partnership	$(86,000)	$(114,000)

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

For the Quarterly Period Ended September 30, 2019
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

As of September 30, 2019, Davenport continues to operate slightly below break-even and replacement reserve deposits are currently not being made.  However, the DCR continues to trend positively with a year-to-date DCR of .90 through May 2019, excluding replacement reserve deposits.  With replacement reserve deposits, the DCR through May 2019 would have been .66.  The heavy snowfall during the winter caused several roof leaks on one of the two buildings.  The Local General Partner has engaged a contractor to address the leaks and repairs are anticipated to be completed before the end of July 2019.  The Local General Partner continues to manage expenses and payables effectively as all deficits are being funded through the operating cash account.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $20,788 and $29,254 were incurred during the six months ended September 30, 2019 and 2018, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements of $0 and $101,270 were made during the six months ended September 30, 2019 and 2018, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2019
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2019	March 31, 2019

Asset management fee payable	$1,413,348	$1,392,560
Expense paid by the General Partner or an affiliate on behalf of the Partnership	77,203	40,350

Total	$1,490,551	$1,432,910

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2020.

NOTE 4 – DUE FROM AFFILIATES, NET

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnerships.

As of September 30, 2019 and March 31, 2019, the Partnership advanced $763,336 to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

NOTE 5 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $245,113 at September 30, 2019 and March 31, 2019, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2019 and 2018, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2019 consisted of $228,000 in cash and cash equivalents and investments in Local Limited Partnerships of $141,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at September 30, 2019 consisted of $245,000 of payables to Local Limited Partnerships and $1,491,000 in accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018 The Partnership’s net loss for the three months ended September 30, 2019 was $77,000, reflecting an increase of $1,000 from the $76,000 net loss experienced for the three months ended September 30, 2018. Asset management fees decreased by $4,000 during the three months ended September 30, 2019. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Legal and accounting fees increased by $21,000 during the three months ended in September 30, 2019 due to timing of services and payments. Other expenses increased by $2,000 during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, mainly due to printing cost incurred during the three months ended September 30, 2019. The equity in losses of Local Limited Partnerships decreased by $16,000 for the three months ended September 30, 2019. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Reporting fees increased by $1,000 during the three months ended September 30, 2019. Reporting fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2019 Compared to Six Months Ended September 30, 2018  The Partnership’s net loss for the six months ended September 30, 2019 was $580,000, reflecting a decrease of $98,000 from the $678,000 net loss experienced for the six months ended September 30, 2018. Impairment loss decreased by $72,000 for the six months ended September 30, 2019 compared to the six months ended September 30, 2018. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. Legal and accounting fees increased by $4,000 during the six months ended September 30, 2019 due to the timing of accounting work performed. Asset management fees decreased by $8,000 during the six months ended September 30, 2019. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Other expenses decreased by $1,000 due mainly to property cost consulting incurred during the six months ended September 30, 2018. The equity in losses of Local Limited Partnerships decreased by $28,000 for the six months ended September 30, 2019. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Reporting fees and distribution income decreased by $8,000 during the six months ended September 30, 2019 compared to the six months ended September 30, 2018. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2019 Compared to Six Months Ended September 30, 2018 The increase in cash and cash equivalents during the six months ended September 30, 2019 was $3,000 compared to a $90,000 decrease in cash and cash equivalents during the six months ended September 30, 2018. During the six months ended September 30, 2019, the Partnership paid $0 in operating expenses to the General Partner or affiliates compared to $101,000 paid during the six months ended September 30, 2018. Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements will be paid to the General Partner or affiliates. In addition, the Partnership received $8,000 less in reporting fees and distribution income during the six months ended September 30, 2019 compared to the six months ended September 30, 2018. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment.

During the six months ended September 30, 2019, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $58,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2019, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2020.

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

As of September 30, 2019, Davenport continues to operate slightly below break-even and replacement reserve deposits are currently not being made.  However, the DCR continues to trend positively with a year-to-date DCR of .90 through May 2019, excluding replacement reserve deposits.  With replacement reserve deposits, the DCR through May 2019 would have been ..66.  The heavy snowfall during the winter caused several roof leaks on one of the two buildings.  The Local General Partner has engaged a contractor to address the leaks and repairs are anticipated to be completed before the end of July 2019.  The Local General Partner continues to manage expenses and payables effectively as all deficits are being funded through the operating cash account.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2019 and March 31, 2019, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2019 and September 30, 2018, (iii) the Condensed Statements of Partners’ Equity (Deficit) for the six months ended September 30, 2019 and 2018, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2019 and September 30, 2018 and (v) the Notes to Condensed Financial Statements.

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

Date: November 12, 2019

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Executive Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 12, 2019