Form 10-Q
period 2019-12-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2020-02-10
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2019	March 31, 2019
ASSETS

Cash and cash equivalents	$228,275	$224,898
Investments in Local Limited Partnerships, net (Note 2 and 3)	100,162	666,713
Due from affiliates, net (Note 4)	-	-

Total Assets	$328,437	$891,611

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$245,113	$245,113
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	1,507,786	1,432,910

Total Liabilities	1,752,899	1,678,023

Partners’ Equity (Deficit):
General Partner	571,906	572,544
Limited Partners (25,000 Partnership Units authorized;
20,707 and 20,757 Partnership Units issued and outstanding, respectively)	(1,996,368)	(1,358,956)

Total Partners’ Equity (Deficit)	(1,424,462)	(786,412)

Total Liabilities and Partners’ Equity (Deficit)	$328,437	$891,611

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	2019		2018
	Three Months	Nine Months	Three Months	Nine Months
Operating income:
Reporting fees	$-	$2,728	$-	$1,305
Distribution income	-	-	-	9,336
Total operating income	-	2,728	-	10,641

Operating expenses and loss:
Asset management fees (Note 3)	10,394	31,182	14,627	43,881
Legal and accounting fees	3,590	29,810	2,890	25,265
Impairment loss (Note 1)	-	439,109	-	511,512
Asset management expenses	-	932	-	917
Other	3,251	12,952	3,242	14,094

Total operating expenses and loss	17,235	513,985	20,759	595,669

Loss from operations	(17,235)	(511,257)	(20,759)	(585,028)

Equity in losses of Local
Limited Partnerships (Note 2)	(41,004)	(127,442)	(56,989)	(170,967)

Interest income	420	649	111	375

Net loss	$(57,819)	$(638,050)	$(77,637)	$(755,620)

Net loss allocated to:
General Partner	$(58)	$(638)	$(78)	$(756)

Limited Partners	$(57,761)	$(637,412)	$(77,559)	$(754,864)

Net loss per Partnership Unit	$(3)	$(31)	$(4)	$(36)

Outstanding weighted Partnership Units	20,707	20,707	20,757	20,757

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	2019
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2019	$572,544	$(1,358,956)	$(786,412)

Net loss	(503)	(502,932)	(503,435)

Partners’ equity (deficit) at June 30, 2019	572,041	(1,861,888)	(1,289,847)

Net loss	(77)	(76,719)	(76,796)

Partners’ equity (deficit) at September 30, 2019	571,964	(1,938,607)	(1,366,643)

Net loss	(58)	(57,761)	(57,819)

Partners’ equity (deficit) at December 31, 2019	$571,906	$(1,996,368)	$(1,424,462)

	2018
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2018	$573,310	$(594,156)	$(20,846)

Net loss	(602)	(601,365)	(601,967)

Partners’ equity (deficit) at June 30, 2018	572,708	(1,195,521)	(622,813)

Net loss	(76)	(75,940)	(76,016)

Partners’ equity (deficit) at September 30, 2018	572,632	(1,271,461)	(698,829)

Net loss	(78)	(77,559)	(77,637)

Partners’ equity (deficit) at December 31, 2018	$572,554	$(1,349,020)	$(776,466)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	2019	2018

Cash flows from operating activities:
Net loss	$(638,050)	$(755,620)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Equity in losses of Local Limited Partnerships	127,442	170,967
Impairment loss	439,109	511,512
Increase in other assets	-	(2,000)
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	74,876	(15,113)

Net cash provided by (used in) operating activities	3,377	(90,254)

Net increase (decrease) in cash and cash equivalents	3,377	(90,254)

Cash and cash equivalents, beginning of period	224,898	305,043

Cash and cash equivalents, end of period	$228,275	$214,789

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2019
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2019.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of December 31, 2019 and March 31, 2019, a total of 20,707 and 20,757 Partnership Units remain outstanding, respectively. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

For the Quarterly Period Ended December 31, 2019
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

For the Quarterly Period Ended December 31, 2019
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2021.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2019.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2019
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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and were being amortized over 27.5 years (see Note 2 and 3).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2019
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2019 and 2018 has been recorded by the Partnership. Management’s estimate for the nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2019, one of the remaining investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2019 and March 31, 2019, the Partnership had $228,275 and $224,898 of cash equivalents, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2019
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

Revenue Recognition

The Partnership is entitled to receive investor service fees from the Local Limited Partnerships. The intent of the investor service fee is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. The fees are consideration from the Local Limited Partnerships in exchange for a single performance obligation satisfied at a point in time for assistance with preparation of tax returns and annual reports.  The amount of fees the Partnership is entitled to collect is based on the Local Limited Partnerships’ cash flow.  Accordingly, the variable consideration is constrained until the uncertainty about the amount that will be collected is known. There were no contract assets or contract liabilities at the beginning or the end of the reporting period.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the nine months ended December 31, 2019 and 2018, impairment loss related to investments in Local Limited Partnerships was $439,109 and $511,512, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2019
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. In addition, in October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control”, to provide further clarification guidance to ASU No. 2015-02. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 and ASU 2016-17 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. ASU 2016-17 is effective for periods beginning after December 15, 2016. The adoption of these updates did not materially affect the Partnership's financial statements.

Change in Accounting Principle

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), as amended by subsequent Accounting Standard Updates (collectively, “ASC 606”). The Partnership adopted ASC 606 during 2019 and applied the guidance on a retrospective basis. There was no impact as a result of the adoption of ASC 606 to recognize revenue on the financial statements of the Partnership as of and for the periods ended December 31, 2019 and 2018 as the reporting fee income is immaterial.

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The Partnership adopted the update on a retrospective basis. The effect of the adoption was the application of an accounting policy election to classify distributions received from investees using the nature of the distribution approach. The Partnership classifies distributions from tax credit investments as returns on investment because the design of the local limited partnership is to generate tax credits and losses rather than income from operations. Application of the accounting policy election had no impact on the presentation in the statements of cash flows in the current or prior reporting periods.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2019 and March 31, 2019, the Partnership owned Local Limited Partnership interests in 2 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 44 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2019
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2019	For the Year Ended March 31, 2019
Investments per balance sheet, beginning of period	$666,713	$1,406,121
Equity in losses of Local Limited Partnerships	(127,442)	(227,896)
Impairment loss	(439,109)	(511,512)
Investments per balance sheet, end of period	$100,162	$666,713

Selected financial information for the nine months ended December 31, 2019 and 2018 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2019	2018

Revenues	$210,000	$554,000

Expenses:
Interest expense	24,000	116,000
Depreciation and amortization	189,000	267,000
Operating expenses	168,000	345,000
Total expenses	381,000	728,000

Net loss	$(171,000)	$(174,000)
Net loss allocable to the Partnership	$(171,000)	$(174,000)
Net loss recorded by the Partnership	$(127,000)	$(171,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2019
(Unaudited)

NOTE 2- INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

As of December 31, 2019, Davenport is on the watch list due to a low year-to-date DCR and depleted replacement reserve account.  The property has not generated sufficient cash flow to make the required replacement reserve deposits. The lender is aware of the underfunded replacement reserve balance and, to date, has not issued a Notice of Default. Although the property is operating at its budgeted .61 DCR, it is still operating below break-even, due to increased utilities expense and unanticipated snow removal expense, which were due to result of the heavy snowfall during the first quarter 2019. Due to the small size of the property, any unanticipated expenses will negatively impact operations and financial performance. Two tenants recently vacated due to health reasons.  There is one application in process and the other is being marketed. Operating deficits were paid through the operating cash account, which had a balance of $1,098 as of November 2019. While the operating deficit guarantee has expired, the tax credit guaranty remains in place.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $31,182 and $43,881 were incurred during the nine months ended December 31, 2019 and 2018, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements of $0 and $101,270 were made during the nine months ended December 31, 2019 and 2018, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2019
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2019	March 31, 2019

Asset management fee payable	$1,423,742	$1,392,560
Expense paid by the General Partner or an affiliate on behalf of the Partnership	84,044	40,350

Total	$1,507,786	$1,432,910

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2021.

NOTE 4 – DUE FROM AFFILIATES, NET

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of December 31, 2019 and March 31, 2019, the Partnership advanced $763,336, net of repayments, to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

NOTE 5 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $245,113 at December 31, 2019 and March 31, 2019, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2019 and 2018, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2019 consisted of $228,000 in cash and cash equivalents and investments in Local Limited Partnerships of $100,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at December 31, 2019 consisted of $245,000 of payables to Local Limited Partnerships and $1,508,000 in accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018 The Partnership’s net loss for the three months ended December 31, 2019 was $58,000, reflecting a decrease of $20,000 from the $78,000 net loss experienced for the three months ended December 31, 2018. Asset management fees decreased by $4,000 during the three months ended December 31, 2019. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Legal and accounting fees increased by $1,000 during the three months ended in December 31, 2019 due to the timing of accounting work performed. The equity in losses of Local Limited Partnerships decreased by $16,000 for the three months ended December 31, 2019. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2019 Compared to Nine Months Ended December 31, 2018  The Partnership’s net loss for the nine months ended December 31, 2019 was $638,000, reflecting a decrease of $118,000 from the $756,000 net loss experienced for the nine months ended December 31, 2018. Impairment loss decreased by $72,000 for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. Asset management fees decreased by $13,000 during the nine months ended December 31, 2019. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Legal and accounting fees increased by $5,000 during the nine months ended December 31, 2019 due to the timing of accounting work performed. Other expenses decreased by $1,000 due mainly to property cost consulting incurred during the nine months ended December 31, 2018. The equity in losses of Local Limited Partnerships decreased by $44,000 for the nine months ended December 31, 2019. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Reporting fees and distribution income decreased by $8,000 during the nine months ended December 31, 2019 compared to the nine months ended December 2018. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2019 Compared to Nine Months Ended December 31, 2018 The increase in cash and cash equivalents during the nine months ended December 31, 2019 was $3,000 compared to a $90,000 decrease in cash and cash equivalents during the nine months ended December 31, 2018. During the nine months ended December 31, 2019, the Partnership paid $0 in operating expenses to the General Partner or affiliates compared to $101,000 paid during the nine months ended December 31, 2018. Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements will be paid to the General Partner or affiliates. In addition, the Partnership received $8,000 less in reporting fees and distribution income during the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment.

During the nine months ended December 31, 2019, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $75,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2019, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2021.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Change in Accounting Principle

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), as amended by subsequent Accounting Standard Updates (collectively, “ASC 606”). The Partnership adopted ASC 606 during 2019 and applied the guidance on a retrospective basis. There was no impact as a result of the adoption of ASC 606 to recognize revenue on the financial statements of the Partnership as of and for the periods ended December 31, 2019 and 2018 as the reporting fee income is immaterial.

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The Partnership adopted the update on a retrospective basis. The effect of the adoption was the application of an accounting policy election to classify distributions received from investees using the nature of the distribution approach. The Partnership classifies distributions from tax credit investments as returns on investment because the design of the local limited partnership is to generate tax credits and losses rather than income from operations. Application of the accounting policy election had no impact on the presentation in the statements of cash flows in the current or prior reporting periods.

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

As of December 31, 2019, Davenport is on the watch list due to a low year-to-date DCR and depleted replacement reserve account.  The property has not generated sufficient cash flow to make the required replacement reserve deposits. The lender is aware of the underfunded replacement reserve balance and, to date, has not issued a Notice of Default. Although the property is operating at its budgeted .61 DCR, it is still operating below break-even, due to increased utilities expense and unanticipated snow removal expense, which were due to result of the heavy snowfall during the first quarter 2019. Due to the small size of the property, any unanticipated expenses will negatively impact operations and financial performance. Two tenants recently vacated due to health reasons.  There is one application in process and the other is being marketed. Operating deficits were paid through the operating cash account, which had a balance of $1,098 as of November 2019. While the operating deficit guarantee has expired, the tax credit guaranty remains in place.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2019 and March 31, 2019, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2019 and December 31, 2018, (iii) the Condensed Statements of Partners’ Equity (Deficit) for the nine months ended December 31, 2019 and 2018, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2019 and December 31, 2018 and (v) the Notes to Condensed Financial Statements.

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

Date: February 10, 2020

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Executive Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 10, 2020