Form 10-K
period 2020-03-31
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2020-05-26
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ___X__ No _____

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of March 31, 2020 and 2019, a total of 20,707 and 20,757 Partnership Units remain outstanding, respectively. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. This offering was closed on September 21, 2006.

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

The Partnership originally invested in ten Local Limited Partnerships, eight of which have been sold or otherwise disposed of as of March 31, 2020. Each of these Local Limited Partnerships owns or owned a Housing Complex that is eligible for the Federal Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low or moderate income housing.

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

Subsequent to March 31, 2020, the Partnership entered into a purchase agreement with an unrelated party to sell its Local Limited Partnership interest in Davenport Housing VII, L.P. (“Davenport VII”). Davenport VII was appraised for $125,000 and had a mortgage note balance of $470,274 as of December 31, 2019. The Partnership will receive $15,000 in cash proceeds, which will be held in the Partnership’s reserves for future operating expenses. The Partnership’s investment balance is $51,622; therefore, a loss of $36,622 will be recorded. The sale is expected to close on May 29, 2020. The Compliance Period for Davenport VII expires in 2024. A guaranty agreement was executed with the General Partner to guarantee the repayment of any recaptured tax credits and/or interest arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

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

For each of the years ended March 31, 2020, 2019, and 2018, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2020, 2019, and 2018, impairment loss related to investments in Local Limited Partnerships was $439,109, $511,512, and $652,206, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner and the capital contributions payable to Local Limited Partnerships. The asset management fees payable increased (decreased) by approximately $41,576, $(4,314), and $(31,000) for the years ended March 31, 2020, 2019, and 2018, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $42,000 per year through the termination of the Partnership, which must occur no later than December 31, 2070. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2021.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2020		As of December 31, 2019
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	$1,895,000	$1,895,000	24	$2,268,000	$614,000

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	4,744,000	4,499,000	20	6,029,000	470,000

			$6,639,000	$6,394,000	44	$8,297,000	$1,084,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if the Housing Complexes are retained and rented in compliance with credit rules for the Compliance Period. Approximately 98% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships.

	For the year ended December 31, 2019
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Crestview Housing, L.P.	$148,000	$(74,000)	99.98%

Davenport Housing VII, L.P.	132,000	(172,000)	99.98%

	$280,000	$(246,000)

WNC Housing Tax Credit Fund VI, L.P., Series 13
			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2019	2018	2017	2016	2015

Crestview Housing, L.P.	Bigfork, Montana	American Covenant Senior Housing Foundation, Inc.	92%	96%	100%	100%	100%

Davenport Housing VII, L.P.	Davenport, Iowa	Shelter Resource Corporation	90%	100%	100%	100%	100%

FDI-Country Square, LTD.	Lone Star, Texas	Fieser Holdings, Inc.	N/A	92%	96%	96%	100%

FDI-Park Place, LTD.	Bellville, Texas	Fieser Holdings, Inc.	N/A	70%	80%	90%	85%

Head Circle, L.P.	Ruleville, Mississippi	SEMC, Inc.	N/A	N/A	N/A	97%	85%

Pleasant Village, L.P.	Dallas, Texas	Walker Guardian LLC	N/A	N/A	N/A	N/A	85%
			91%	86%	92%	96%	89%

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

(b)
At March 31, 2020, there were 960 Limited Partners, and there were no assignees of Partnership Units who were not admitted as Limited Partners.

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

(f)
No unregistered securities were sold by the Partnership during the year ended March 31, 2020.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2020	2019	2018	2017	2016
ASSETS

Cash and cash equivalents	$228,845	$224,898	$305,043	$271,941	$315,082
Investments in Local Limited Partnerships, net	51,621	666,713	1,406,121	2,286,745	3,235,861
Due from affiliates, net	-	-	-	-	-
Other assets	-	-	-	-	2,643

Total Assets	$280,466	$891,611	$1,711,164	$2,558,686	$3,553,586

LIABILITIES

Payables to Local Limited Partnerships	$245,113	$245,113	$245,113	$245,113	$245,113
Accrued fees and expenses due to General Partner and affiliates	1,525,166	1,432,910	1,486,897	1,479,730	1,874,186

Total Liabilities	1,770,279	1,678,023	1,732,010	1,724,843	2,119,299

PARTNERS’ EQUITY (DEFICIT)	(1,489,813)	(786,412)	(20,846)	833,843	1,434,287

Total Liabilities and Partners’ Equity (Deficit)	$280,466	$891,611	$1,711,164	$2,558,686	$3,553,586

Selected results of operations, cash flows, and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2020	2019	2018	2017	2016
Loss from operations (Note 1)	$(528,637)	$(603,648)	$(774,173)	$(946,854)	$(1,942,059)
Equity in losses of Local Limited Partnerships	(175,983)	(227,896)	(228,418)	(245,681)	(279,147)
Other income	-	-	110,491	-	1,486,040
Gain on sale of Local Limited Partnerships	-	65,495	36,767	-	1,159,711
Interest income	1,219	483	644	306	172
Net income (loss)	$(703,401)	$(765,566)	$(854,689)	$(1,192,229)	$424,717

Net income (loss) allocated to:
General Partner	$(703)	$(766)	$(855)	$(1,192)	$425

Limited Partners	$(702,698)	$(764,800)	$(853,834)	$(1,191,037)	$424,292

Net income (loss) per Partnership Unit	$(33.94)	$(36.85)	$(41.13)	$(57.24)	$20.27
Outstanding Weighted
Partnership Units	20,707	20,757	20,757	20,807	20,931

Note 1 – Loss from operations for the years ended March 31, 2020, 2019, 2018, 2017, and 2016, includes a charge for impairment losses on investments in Local Limited Partnerships of $439,109, $511,512, $652,206, $702,972, and $1,052,460, respectively (see Note 2 to the audited financial statements).

	For the Years Ended March 31,
	2020	2019	2018	2017	2016
Net cash provided by (used in):
Operating activities	$3,947	$(145,640)	$(3,665)	$(43,141)	$701,050
Investing activities	-	65,495	36,767	-	879,043
Financing activities	-	-	-	-	(1,590,521)

Net change in cash and cash equivalents	3,947	(80,145)	33,102	(43,141)	(10,428)

Cash and cash equivalents, beginning of period	224,898	305,043	271,941	315,082	325,510

Cash and cash equivalents, end of period	$228,845	$224,898	$305,043	$271,941	$315,082

Low Income Housing Tax Credits per Partnership Unit were as follows for the year and period ended December 31:

	2019	2018	2017	2016	2015

Federal	$30	$35	$43	$57	$115
State	-	-	-	-	-

Total	$30	$35	$43	$57	$115

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

Impact of Recent Accounting Pronouncements

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

The spread of a novel strain of coronavirus (COVID-19) has caused significant business disruptions in the United States beginning in the first quarter of 2020. The economic impact of the business disruptions caused by COVID-19 is uncertain. The extent of any effects these disruptions may have on the operations and financial performance of the Partnership will depend on future developments, including possible impacts on the operations of the underlying real estate of its investments, which cannot be determined.

Financial Condition

The Partnership’s assets at March 31, 2020 consisted of $229,000 in cash and cash equivalents and investments in Local Limited Partnerships of $52,000 (See “Method of Accounting for Investments in Local Limited Partnerships). Liabilities at March 31, 2020 consisted of $245,000 of payables due to Local Limited Partnerships and $1,525,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2020 Compared to Year Ended March 31, 2019 The Partnership’s net loss for the year ended March 31, 2020 was $703,000, reflecting a decrease of $63,000 from the net loss for the year ended March 31, 2019 of $766,000. The decrease in net loss is partially due to a $65,000 decrease in gain on sale of Local Limited Partnerships for the year ended March 31, 2020. The gain and loss on sale of Local Limited Partnerships will vary from period to period depending on the values and sale prices of the housing complexes that have been identified for disposition and the closing dates of such transactions. Additionally, impairment loss decreased by $72,000 for the year ended March 31, 2020. Impairment loss varies from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. There was an increase in accounting and legal fees of $6,000 for the year ended March 31, 2020 compared to the year ended March 31, 2019 due to timing of work performed. Asset management fees decreased by $14,000 during the year ended March 31, 2020. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Other expenses decreased by $2,000 during the year ended March 31, 2020, mainly due to property cost consulting incurred during the year ended March 31, 2019. Reporting fees and distribution income decreased by $8,000 for the year ended March 31, 2020 compared to the year ended March 31, 2019. Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2020 Compared to Year Ended March 31, 2019 The net increase in cash and cash equivalents during the year ended March 31, 2020 was $4,000 compared to a net decrease in cash and cash equivalents during the year ended March 31, 2019 of $80,000. The Partnership paid $60,000 in accrued asset management fees and $101,000 to the General Partner or an affiliate for operating expenses paid on its behalf during the year ended March 31, 2019, compared to no payments were made during the year ended March 31, 2020. During the year ended March 31, 2020, the Partnership received $8,000 less in reporting fees and distribution income compared to the year ended March 31, 2019. The Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for payments. Additionally, during year ended March 31, 2020, the Partnership received $0 in net proceeds from sale of Local Limited Partners compared to $65,000 received during year ended March 31, 2019. Sale proceeds recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold.

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

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased (decreased) by approximately $92,000, $(54,000), and $7,000 for the years ended March 31, 2020, 2019, and 2018, respectively.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2021.

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

As of March 31, 2020, Davenport is on the watch list due to a low year-to-date DCR and depleted replacement reserve account.  The property has not generated sufficient cash flow to make the required replacement reserve deposits. The lender is aware of the underfunded replacement reserve balance and, to date, has not issued a Notice of Default. Although the property is operating at its budgeted .61 DCR, it is still operating below break-even, due to increased utilities expense and unanticipated snow removal expense, which were resulted from the heavy snowfall during the first quarter 2019. Due to the small size of the property, any unanticipated expenses will negatively impact operations and financial performance. Two tenants recently vacated due to health reasons.  There is one application in process and the other is being marketed. Operating deficits were paid through the operating cash account, which had a balance of $1,076 as of December 31, 2019. While the operating deficit guarantee has expired, the tax credit guaranty remains in place.

Subsequent to March 31, 2020, the Partnership entered into a purchase agreement with an unrelated party to sell its Local Limited Partnership interest in Davenport Housing VII, L.P. (“Davenport VII”). Davenport VII was appraised for $125,000 and had a mortgage note balance of $470,274 as of December 31, 2019. The Partnership will receive $15,000 in cash proceeds, which will be held in the Partnership's reserves for future operating expenses. The Partnership's investment balance is $51,622; therefore, a loss of $36,622 will be recorded. The sale is expected to close on May 29, 2020. The Compliance Period for Davenport VII expires in 2024. A guaranty agreement was executed with the General Partner to guarantee the repayment of any recaptured tax credits and/or interest arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale."

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

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total

Asset management fees (1)	$1,566,742	$41,576	$41,576	$41,576	$41,576	$1,870,920	$3,603,966
Payable to Local Limited Partnerships	245,113	-	-	-	-	-	245,113
Total contractual obligations	$1,811,855	$41,576	$41,576	$41,576	$41,576	$1,870,920	$3,849,079

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2070. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2020 until December 31, 2070. Amounts due to the General Partner as of March 31, 2020 have been included in the 2021 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

To the General Partner

WNC Housing Tax Credit Fund VI, L.P., Series 13

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 13 (the "Partnership") as of March 31, 2020 and 2019, the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2020, and the related notes and schedule (collectively referred to as the "financial statements"). In our opinion, based on our audits and the reports of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Partnership as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of certain Local Limited Partnerships, which investments represent $51,621 and $662,171 of the total Partnership assets as of March 31, 2020 and 2019, respectively, and $(171,552), $(164,014) and $(164,931) of the total Partnership loss for the years ended March 31, 2020, 2019 and 2018, respectively. Those financial statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Supplemental Information

The schedule listed under Part IV, Item 15(a)(2) of Form 10-K related to each of the years in the three-year period ended March 31, 2020 has been subjected to audit procedures performed in conjunction with the audit of WNC Housing Tax Credit Fund VI, L.P., Series 13's financial statements. The schedule is the responsibility of the Partnership's management. Our audit procedures included determining whether the schedule reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the schedule. In forming our opinion on the schedule, we evaluated whether the schedule, including its form and content, is presented in conformity with the Securities and Exchange Commission's rules. In our opinion, the schedule is fairly stated, in all material respects, in relation to the financial statements as a whole.

We have served as the Partnership's auditor since 2005.

Bethesda, Maryland
May 26, 2020

LEBLANC & ASSOCIATES

CERTIFIED PUBLIC ACCOUNTANTS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Davenport Housing VII, L.P.
Davenport, Iowa

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Davenport Housing VII, L.P. as of December 31, 2019 and 2018, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of Davenport Housing VII, L.P. as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

LeBlanc & Associates CPAs, L.L.C.

Metairie, Louisiana
April 20, 2020

3421 N. Causeway Blvd., Suite 701 • Metairie, LA 70002 • 504-837-0770 • 504-837-7102 (fax) • www.leblanccpas.com

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

Metairie, Louisiana
May 9, 2019

3421 N. Causeway Blvd., Suite 701 · Metairie, LA 70002 · 504-837-0770 · 504-837-7102 (fax) · www.lh-cpa.net

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2020	2019
ASSETS
Cash and cash equivalents	$228,845	$224,898
Investments in Local Limited Partnerships, net (Notes 2 and 3)	51,621	666,713
Due from affiliates, net (Note 6)	-	-
Total Assets	$280,466	$891,611

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$245,113	$245,113
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	1,525,166	1,432,910
Total Liabilities	1,770,279	1,678,023

Partners’ Equity (Deficit)
General Partner	571,841	572,544
Limited Partners (25,000 Partnership Units authorized, 20,707 and 20,757 Partnership Units issued and outstanding, respectively)	(2,061,654)	(1,358,956)

Total Partners’ Equity (Deficit)	(1,489,813)	(786,412)

Total Liabilities and Partners’ Equity (Deficit)	$280,466	$891,611

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2020	2019	2018
Operating income:
Reporting fees	$2,728	$1,305	$3,558
Distribution income	-	9,336	5,219

Total operating income	2,728	10,641	8,777

Operating expenses and loss:
Asset management fees	41,576	55,686	65,975
Asset management expenses	932	1,691	425
Accounting and legal fees	31,430	25,265	29,275
Impairment loss	439,109	511,512	652,206
Other	18,318	20,135	35,069

Total operating expenses and loss	531,365	614,289	782,950

Loss from operations	(528,637)	(603,648)	(774,173)

Equity in losses of Local Limited Partnerships	(175,983)	(227,896)	(228,418)

Other income	-	-	110,491

Gain on sale of Local Limited Partnerships	-	65,495	36,767

Interest income	1,219	483	644

Net loss	$(703,401)	$(765,566)	$(854,689)

Net loss allocated to:
General Partner	$(703)	$(766)	$(855)

Limited Partners	$(702,698)	$(764,800)	$(853,834)

Net loss per Partnership Unit	$(33.94)	$(36.85)	$(41.13)

Outstanding weighted Partnership Units	20,707	20,757	20,757

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2020, 2019 and 2018

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2017	$574,165	$259,678	$833,843

Net loss	(855)	(853,834)	(854,689)

Partners’ equity (deficit) at March 31, 2018	573,310	(594,156)	(20,846)

Net loss	(766)	(764,800)	(765,566)

Partners’ equity (deficit) at March 31, 2019	572,544	(1,358,956)	(786,412)

Net loss	(703)	(702,698)	(703,401)

Partners’ equity (deficit) at March 31, 2020	$571,841	$(2,061,654)	$(1,489,813)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2020, 2019 and 2018

	2020	2019	2018
Cash flows from operating activities:
Net loss	$(703,401)	$(765,566)	$(854,689)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of Local Limited Partnerships	175,983	227,896	228,418
Impairment loss	439,109	511,512	652,206
Gain on sale of Local Limited Partnerships	-	(65,495)	(36,767)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	92,256	(53,987)	7,167

Net cash provided by (used in) operating activities	3,947	(145,640)	(3,665)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	65,495	36,767

Net cash provided by investing activities	-	65,495	36,767

Net increase (decrease) in cash and cash equivalents	3,947	(80,145)	33,102

Cash and cash equivalents, beginning of period	224,898	305,043	271,941

Cash and cash equivalents, end of period	$228,845	$224,898	$305,043
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$800	$800	$800

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2020, 2019, and 2018

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of March 31, 2020 and 2019, a total of 20,707 and 20,757 Partnership Units remain outstanding, respectively. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments. This offering was closed on September 21, 2006.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2020, 2019 and 2018

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

For the Years Ended March 31, 2020, 2019 and 2018

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2021.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2020, 2019 and 2018

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

As of March 31, 2020, the underlying Housing complexes of Pleasant Village Limited Partnership (“Pleasant Village”) and Grove Village Limited Partnership (“Grove Village”) had been sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. The Partnership had also gifted its Local Limited Partnership interest in 909 4th YMCA Limited Partnership to an unrelated nonprofit corporation. In addition, the Partnership sold its Local Limited Partnership interest in Head Circle, L.P. (“Head Circle”), FDI-Country Square, LTD (“FDI-Country Square”) and FDI-Park Place, LTD (“FDI-Park Place”). The Compliance Period for Head Circle has been completed, therefore, there is no risk of recapture to the investors of the Partnership. The Compliance Periods for FDI-Country Square and FDI-Park Place expire in 2021. A guaranty agreement was executed with the General Partner to guarantee the repayment of any recaptured tax credits and/or interest arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

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

For the Years Ended March 31, 2020, 2019 and 2018

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2020 and 2019 one of the remaining investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2020 and 2019, the Partnership had $228,845 and $224,898 in cash equivalents, respectively.

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

For the Years Ended March 31, 2020, 2019 and 2018

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

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2020, 2019, and 2018, impairment loss related to investments in Local Limited Partnerships was $439,109, $511,512, and $652,206, respectively.

Impact of Recent Accounting Pronouncements

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2020, 2019 and 2018

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2020, and 2019, the Partnership owned limited partnership interests in 2 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 44 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2020 and 2019 is approximately $3,900,000 and $4,414,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnerships’ financial statements.

At March 31, 2020 and 2019, the investment accounts in certain Local Limited Partnerships had reached a zero balance. Consequently, a portion of the Partnerships’ estimate of its share of losses for the years ended March 31, 2020, 2019 and 2018, amounting to approximately $70,000, $0, and $12,000, respectively, have not been recognized. As of March 31, 2020, the aggregate share of net losses from the remaining Local Limited Partnerships not recognized by the Partnership amounted to $70,000.

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2020, 2019 and 2018, impairment loss related to investments in Local Limited Partnerships was $439,109, $511,512, and $652,206, respectively.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

	For the Years Ended March 31,
	2020	2019	2018
Investments per balance sheet, beginning of year	$666,713	$1,406,121	$2,286,745
Equity in losses of Local Limited Partnerships	(175,983)	(227,896)	(228,418)
Impairment loss	(439,109)	(511,512)	(652,206)

Investments per balance sheet, end of year	$51,621	$666,713	$1,406,121

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2020, 2019 and 2018

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

COMBINED CONDENSED BALANCE SHEETS

	2019	2018
ASSETS
Buildings and improvements, net of accumulated depreciation of 2,561,000 and $3,549,000 respectively	$6,799,000	$9,414,000
Land	300,000	368,000
Other assets	138,000	321,000
Total Assets	$7,237,000	$10,103,000

LIABILITIES

Mortgages and construction loans payable	$1,084,000	$2,586,000
Due to related parties	964,000	1,019,000
Other liabilities	36,000	80,000
Total Liabilities	2,084,000	3,685,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 13	3,952,000	5,081,000
Other Partners	1,201,000	1,337,000
Total Partners’ Equity	5,153,000	6,418,000
Total Liabilities and Partners’ Equity	$7,237,000	$10,103,000

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2019	2018	2017

Revenues	$288,000	$609,000	$738,000

Expenses:
Operating expenses	251,000	479,000	460,000
Interest expense	31,000	44,000	155,000
Depreciation and amortization	252,000	357,000	356,000

Total expenses	534,000	880,000	971,000

Net loss	$(246,000)	$(271,000)	$(233,000)

Net loss allocable to the Partnership	$(246,000)	$(271,000)	$(232,000)

Net loss recorded by the Partnership	$(176,000)	$(228,000)	$(228,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2020, 2019 and 2018

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

As of March 31, 2020, Davenport is on the watch list due to a low year-to-date DCR and depleted replacement reserve account.  The property has not generated sufficient cash flow to make the required replacement reserve deposits. The lender is aware of the underfunded replacement reserve balance and, to date, has not issued a Notice of Default. Although the property is operating at its budgeted .61 DCR, it is still operating below break-even, due to increased utilities expense and unanticipated snow removal expense, which were resulted from the heavy snowfall during the first quarter 2019. Due to the small size of the property, any unanticipated expenses will negatively impact operations and financial performance. Two tenants recently vacated due to health reasons.  There is one application in process and the other is being marketed. Operating deficits were paid through the operating cash account, which had a balance of $1,076 as of December 31, 2019. While the operating deficit guarantee has expired, the tax credit guaranty remains in place.

Subsequent to March 31, 2020, the Partnership entered into a purchase agreement with an unrelated party to sell its Local Limited Partnership interest in Davenport Housing VII, L.P. (“Davenport VII”). Davenport VII was appraised for $125,000 and had a mortgage note balance of $470,274 as of December 31, 2019. The Partnership will receive $15,000 in cash proceeds, which will be held in the Partnership's reserves for future operating expenses. The Partnership's investment balance is $51,622; therefore, a loss of $36,622 will be recorded. The sale is expected to close on May 29, 2020. The Compliance Period for Davenport VII expires in 2024. A guaranty agreement was executed with the General Partner to guarantee the repayment of any recaptured tax credits and/or interest arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale."

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

For the Years Ended March 31, 2020, 2019 and 2018

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2020 and 2019, the Partnership had incurred cumulative acquisition fees of $1,468,670 which were included in investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of all periods presented, the fees have been fully amortized or impaired.

Non-accountable acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as an expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of March 31, 2020 and 2019, the Partnership incurred cumulative acquisition costs of $419,620 which were included in investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of all periods presented, the costs have been fully amortized or impaired.

An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $41,576, $55,686, and $65,975 were incurred during the years ended March 31, 2020, 2019 and 2018, respectively. Payments of $0, $60,000, and $96,706 were made during the years ended March 31, 2020, 2019 and 2018, respectively.

The Partnership will reimburse the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0, $101,270, and $29,315 during the years ended March 31, 2020, 2019 and 2018, respectively.

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

For the Years Ended March 31, 2020, 2019 and 2018

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

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

	March 31,
	2020	2019
Asset management fee payable	$1,434,136	$1,392,560
Reimbursements for expenses paid by the General Partner or an affiliate	91,030	40,350

Total	$1,525,166	$1,432,910

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2021.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2020, 2019 and 2018

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2020

Income$	$1,000	$1,000	$-	2,000

Operating expenses and loss	(459,000)	(37,000)	(17,000)	(18,000)

Loss from operations	(458,000)	(36,000)	(17,000)	(16,000)

Equity in losses of Local Limited Partnerships	(45,000)	(41,000)	(41,000)	(49,000)

Net loss	(503,000)	(77,000)	(58,000)	(65,000)

Net loss available to Limited Partners	(503,000)	(77,000)	(58,000)	(65,000)

Net loss per Partnership Unit	(24)	(4)	(3)	(3)

	June 30	September 30	December 31	March 31
2019

Income$	$11,000	$-	$-	-

Operating expenses and loss	(556,000)	(19,000)	(21,000)	(18,000)

Loss from operations	(545,000)	(19,000)	(21,000)	(18,000)

Equity in losses of Local Limited Partnerships	(57,000)	(57,000)	(57,000)	(57,000)

Gain on sale of Local Limited Partnerships	-	-	-	65,000

Net loss	(602,000)	(76,000)	(78,000)	(10,000)

Net loss available to Limited Partners	(601,000)	(76,000)	(78,000)	(10,000)

Net loss per Partnership Unit	(29)	(4)	(4)	0

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2020, 2019 and 2018

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2018

Income$	$-	$9,000	$-	-

Operating expenses and loss	(676,000)	(47,000)	(40,000)	(20,000)

Loss from operations	(676,000)	(38,000)	(40,000)	(20,000)

Equity in losses of Local Limited Partnerships	(61,000)	(61,000)	(61,000)	(45,000)

Gain on sale of Local Limited Partnerships	-	-	38,000	(1,000)

Other income	59,000	51,000	-	-

Net loss	(678,000)	(48,000)	(63,000)	(66,000)

Net loss available to Limited Partners	(677,000)	(48,000)	(63,000)	(66,000)

Net loss per Partnership Unit	(33)	(2)	(3)	(3)

NOTE 5 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $245,113 at March 31, 2020 and 2019, respectively, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 6 - DUE FROM AFFILIATES, NET

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of both March 31, 2020 and 2019, the Partnership advanced $763,336, net of repayments, to Davenport Housing VII, L.P., in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

NOTE 7 - CONTINGENCY

The spread of a novel strain of coronavirus (COVID-19) has caused significant business disruptions in the United States beginning in the first quarter of 2020. The economic impact of the business disruptions caused by COVID-19 is uncertain. The extent of any effects these disruptions may have on the operations and financial performance of the Partnership will depend on future developments, including possible impacts on the operations of the underlying real estate of its investments, which cannot be determined.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2020, 2019 and 2018

NOTE 8 - SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes. Management evaluated the activity of the Partnership through the date of the report of independent registered public accounting firm (the date the financial statements were available to be issued) and concluded that no subsequent events, other than as disclosed below, have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Subsequent to March 31, 2020, the Partnership entered into a purchase agreement with an unrelated party to sell its Local Limited Partnership interest in Davenport Housing VII, L.P. (“Davenport VII”). Davenport VII was appraised for $125,000 and had a mortgage note balance of $470,274 as of December 31, 2019. The Partnership will receive $15,000 in cash proceeds, which will be held in the Partnership’s reserves for future operating expenses. The Partnership’s investment balance is $51,622; therefore, a loss of $36,622 will be recorded. The sale is expected to close on May 29, 2020. The Compliance Period for Davenport VII expires in 2024. A guaranty agreement was executed with the General Partner to guarantee the repayment of any recaptured tax credits and/or interest arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

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

(b)
Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2020. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2020. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

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

(c)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(a) Compensation for Services

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliates shall receive from the Partnership an annual Asset Management Fee in an amount not to exceed 0.5% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving Government Assistance. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $41,576, $55,686, and $65,975 were incurred during the years ended March 31, 2020, 2019, and 2018, respectively. Payments of $0, $60,000, and $96,706 were made during the years ended March 31, 2020, 2019 and 2018.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $91,030, $40,350, and $90,023 for the years ended March 31, 2020, 2019, and 2018, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $0, $101,270, and $29,315 during the years ended March 31, 2020, 2019, and 2018, respectively.

(c) Interest in Partnership

The General Partner receives .10% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $616, $737, and $890 for the years ended December 31, 2019, 2018, and 2017, respectively. The General Partner is also entitled to receive .10% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2020, 2019, and 2018. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, and then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2020, 2019 and 2018.

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

(b)
The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2020	2019

Audit Fees	$25,095	$21,140
Audit-related Fees	-	-
Tax Fees	6,215	4,125
TOTAL	$31,310	$25,265

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)
List of financial statements included in Part II hereof:

Reports of Independent Registered Public Accounting Firms
Balance Sheets, March 31, 2020 and 2019
Statements of Operations for the years ended March 31, 2020, 2019, and 2018
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2020, 2019, and 2018
Statements of Cash Flows for the years ended March 31, 2020, 2019, and 2018
Notes to Financial Statements

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

32.1
Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1
Financial Statements of Davenport Housing VII L.P. for the years ended December 31, 2019, 2018 and 2017 together with Independent Auditor’s Reports thereon; a significant subsidiary of the Partnership.

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2020 and
2019, (ii) the Statements of Operations for the years ended March 31, 2020, 2019, and 2018, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2020, 2019, and 2018, (iv) the Statements of Cash Flows for the years ended March 31, 2020, 2019, and 2018 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 13
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2020

		As of March 31, 2020		Initial Cost to Partnership			As of December 31, 2019
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Crestview Housing, L.P.	Bigfork, Montana	$1,895,000	$1,895,000	$215,000	$2,474,000	$318,000	$614,000	$250,000	$2,757,000	$870,000	$2,137,000

Davenport Housing VII, L.P.	Davenport, Iowa	4,744,000	4,499,000	50,000	6,231,000	372,000	470,000	50,000	6,603,000	1,691,000	4,962,000

		$6,639,000	$6,394,000	$265,000	$8,705,000	$690,000	$1,084,000	$300,000	$9,360,000	$2,561,000	$7,099,000

WNC Housing Tax Credit Fund VI, L.P., Series 13
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2020

	For the Year Ended December 31, 2019
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

Crestview Housing, L.P.	$148,000	$(74,000)	2007	Completed	40

Davenport Housing VII, L.P.	135,000	(172,000)	2007	Completed	40

	$280,000	$(246,000)

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
May 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:
May 26, 2020

By:
/s/ Melanie R. Wenk
Melanie R. Wenk,
Executive Vice President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:            May 26, 2020

By:
/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:
May 26, 2020

By:
/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:
May 26, 2020