Form 10-Q
period 2020-06-30
WNC Housing Tax Credit Fund VI, L.P., Series 13
filed 2020-08-12
CIK 1321228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2020 and March 31, 2020	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2020 and 2019	4

	Condensed Statements of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2020 and 2019	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2020 and 2019	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2020	March 31, 2020
ASSETS

Cash and cash equivalents	$157,225	$228,845
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	51,621
Other assets	3,800	-

Total Assets	$161,025	$280,466

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$-	$245,113
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	1,471,238	1,525,166

Total Liabilities	1,471,238	1,770,279

Partners’ Equity (Deficit):
General Partner
Limited Partners (25,000 Partnership Units authorized;	572,021	571,841
20,707 Partnership Units issued and outstanding)	(1,882,234)	(2,061,654)

Total Partners’ Equity (Deficit)	(1,310,213)	(1,489,813)

Total Liabilities and Partners’ Equity (Deficit)	$161,025	$280,466

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2020 and 2019
(Unaudited)

	2020	2019
	Three Months	Three Months

Operating income:
Reporting fees	$1,384	$1,384
Total operating income	1,384	1,384

Operating expenses and loss:
Asset management fees (Note 3)	8,112	10,394
Legal and accounting fees	22,850	5,570
Impairment loss (Note 2)	-	439,109
Asset management expenses	-	275
Other	2,877	4,149
Total operating expenses	33,839	459,497

Loss from operations	(32,455)	(458,113)

Equity in losses of Local Limited Partnerships (Note 2)	-	(45,434)

Gain on sale of Local Limited Partnership	206,242	-

Other income	5,543	-

Interest income	270	112

Net income (loss)	$179,600	$(503,435)

Net income (loss) allocated to:
General Partner	$180	$(503)

Limited Partners	$179,420	$(502,932)

Net income (loss) per Partnership Unit	$9	$(24)

Outstanding weighted Partnership Units	20,707	20,727

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2020
(Unaudited)

	2020
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2020	$571,841	$(2,061,654)	$(1,489,813)

Net loss	180	179,420	179,600

Partners’ equity (deficit) at June 30, 2020	$572,021	$(1,882,234)	$(1,310,213)

	2019
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2019	$572,544	$(1,358,956)	$(786,412)

Net loss	(503)	(502,932)	(503,435)

Partners’ equity (deficit) at June 30, 2019	$572,041	$(1,861,888)	$(1,289,847)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2020 and 2019
(Unaudited)
	2020	2019

Cash flows from operating activities:
Net income (loss)	$179,600	$(503,435)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Equity in losses of Local Limited Partnerships	-	45,434
Impairment loss	-	439,109
Increase in other assets	(3,800)	-
Gain on sale of Local Limited Partnerships	(206,242)	-
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(53,928)	20,389

Net cash provided by (used in) operating activities	(84,370)	1,497

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	12,750	-

Net cash provided by investing activities	12,750	-

Net increase (decrease) in cash and cash equivalents	(71,620)	1,497
Cash and cash equivalents, beginning of period	228,845	224,898

Cash and cash equivalents, end of period	$157,225	$226,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2020
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2020.

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2005, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The required minimum offering amount of $1,400,000 was achieved by December 14, 2005. Total subscriptions for 20,981 Partnership Units had been accepted, representing $20,965,400, which is net of volume discounts of $4,540 and dealer discounts of $11,060. Holders of Partnership Units are referred to herein as “Limited Partners.” As of June 30, 2020 and March 31, 2020, a total of 20,707 Partnership Units remain outstanding, respectively. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

For the Quarterly Period Ended June 30, 2020
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

For the Quarterly Period Ended June 30, 2020
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2021.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2020.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2020
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

During the period ended June 30, 2020, the Partnership entered into a purchase agreement with an unrelated party to sell its Local Limited Partnership interest in Davenport Housing VII, L.P. (“Davenport VII”). Davenport VII was appraised for $125,000 and had a mortgage note balance of $470,274 as of December 31, 2019. The Partnership received $15,000 in cash proceeds, which was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $2,250 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership had an investment balance of $51,621, and a remaining capital contribution payable to Davenport VII of $245,113; therefore, a gain of $206,242 was recorded during the period. The Compliance Period for Davenport VII expires in 2024. A guaranty agreement was executed with the General Partner to guarantee the repayment of any recaptured tax credits and/or interest arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership, as the proceeds first would be used to pay Partnership obligations and funding of reserves.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2020
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2020 and 2019 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2020, the remaining investment balance had reached zero.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2020
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2020, and March 31, 2020, the Partnership had $157,225 and $228,845 of cash equivalents, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2017 remain open.

Net Income (Loss) Per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing net income (loss) available to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net income (loss) per Partnership Unit is not required.

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

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the three months ended June 30, 2020 and 2019, impairment loss related to investments in Local Limited Partnerships was $0 and $439,109, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2020
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), as amended by subsequent Accounting Standards Updates (collectively, “ASC 606”). The Partnership adopted ASC 606 during 2019 and applied the guidance on a retrospective basis. There was no impact as a result of the adoption of ASU 2014-09 to recognize revenue on the financial statements of the Partnership as the reporting fee income is immaterial.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The Partnership adopted the update during the year ended March 31, 2020 on a retrospective basis. The effect of the adoption was the application of an accounting policy election to classify distributions received from investees using the nature of the distribution approach. The Partnership classifies distributions from tax credit investments as returns on investment because the design of the local limited partnership is to generate tax credits and losses rather than income from operations. Application of the accounting policy election had no impact on the presentation in the statements of cash flows in the current or prior reporting periods.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2020 and March 31, 2020, the Partnership owned Local Limited Partnership interests in 1 and 2 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 24 and 44 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2020	For the Year Ended March 31, 2020
Investments per balance sheet, beginning of period	$51,621	$666,713
Equity in losses of Local Limited Partnerships	-	(175,983)
Sale of Local Limited Partnerships	(51,621)	-
Impairment loss	-	(439,109)
Investments per balance sheet, end of period	$-	$51,621

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2019
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2020 and 2019 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2020	2019

Revenues	$37,000	$70,000

Expenses:
Interest expense	5,000	8,000
Depreciation and amortization	20,000	63,000
Operating expenses	30,000	56,000
Total expenses	55,000	127,000

Net loss	$(18,000)	$(57,000)
Net loss allocable to the Partnership	$(18,000)	$(57,000)
Net loss recorded by the Partnership	$-	$(45,000)

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

For the Quarterly Period Ended June 30, 2019
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. “Invested Assets” is defined as the sum of the Partnership’s Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership’s allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $8,112 and $10,394 were incurred during the three months ended June 30, 2020 and 2019, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements of $93,790 and $0 were made during the three months ended June 30, 2020 and 2019, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:
	June 30, 2020	March 31, 2020

Asset management fee payable	$1,442,248	$1,434,136
Reimbursements for expenses paid by the General Partner or an affiliate	28,990	91,030

Total	$1,471,238	$1,525,166

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2021.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2019
(Unaudited)

NOTE 4 - DUE FROM AFFILIATES, NET

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnerships.

As of June 30, 2020 and March 31, 2020, the Partnership advanced $0 and $763,336, respectively, to Davenport Housing VII, L.P., in which the Partnership was a limited partner. All advances were reserved in full in the year they were advanced. During the three months ended June 30. 2020, all advances and reserves were written off due to the disposition of the Local Limited Partnership.

NOTE 5 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $0 and $245,113 at June 30, 2020 and March 31, 2020, respectively, represent amounts which were due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions were payable in installments and were generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The outstanding payable amount of $245,113 was written off and included in the gain on sale during the period ended June 30, 2020, as the Partnership sold its interest in the related Local Limited Partnership.

NOTE 6 - CONTINGENCY

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2020 and 2019, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2020 consisted of $157,000 in cash and cash equivalents and other assets of $4,000. Liabilities at June 30, 2020 consisted of $1,471,000 in accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019 The Partnership’s net income for the three months ended June 30, 2020 was $180,000, reflecting an increase of $683,000 from the $503,000 net loss experienced for the three months ended June 30, 2019. Impairment loss decreased by $439,000 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low-Income Housing Tax Credits that are allocated each year to the Partnership. Gain on sale of Local Limited Partnerships during the three months ended June 30, 2020 was $206,000 compared to no gain on sale of Local Limited Partnerships during the three months ended June 30, 2019. The gains recorded vary from period to period depending on sale prices and values of Local Limited Partnerships sold. There was an increase in accounting and legal fees of $17,000 for the three months ended June 30, 2020 due to timing of services and payments. Asset management fees decreased by $2,000 during the three months ended June 30, 2020. The fees are calculated based on the value of invested assets, which decreased due to the sale of a Local Limited Partnership. The equity in losses of Local Limited Partnerships decreased by $45,000 for the three months ended June 30, 2020. Equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Other income increased by $6,000 during the three months ended June 30, 2020 due to remaining cash reserves received after the sale of the related Local Limited Partnership.

Liquidity and Capital Resources

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019 The decrease in cash and cash equivalents during the three months ended June 30, 2020 was $72,000 compared to a $1,000 increase in cash and cash equivalents during the three months ended June 30, 2019. During the three months ended June 30, 2020, the Partnership paid $94,000 in operating expenses to the General Partner or affiliates. Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. The reimbursement of operating expenses and advances are paid after management reviews the cash position of the Partnership. The Partnership received $13,000 of net disposition proceeds and $6,000 from cash reserves from the sale of a Local Limited Partnerships during the three months ended June 30, 2020 compared to no disposition proceeds or other income received during the three months ended June 30, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2020, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2021.

Recent Accounting Changes

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), as amended by subsequent Accounting Standards Updates (collectively, “ASC 606”). The Partnership adopted ASC 606 during 2019 and applied the guidance on a retrospective basis. There was no impact as a result of the adoption of ASU 2014-09 to recognize revenue on the financial statements of the Partnership as the reporting fee income is immaterial.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The Partnership adopted the update during the year ended March 31, 2020 on a retrospective basis. The effect of the adoption was the application of an accounting policy election to classify distributions received from investees using the nature of the distribution approach. The Partnership classifies distributions from tax credit investments as returns on investment because the design of the local limited partnership is to generate tax credits and losses rather than income from operations. Application of the accounting policy election had no impact on the presentation in the statements of cash flows in the current or prior reporting periods.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2020 and March 31, 2020, (ii) the Condensed Statements of Operations for the three months ended June 30, 2020 and June 30, 2019, (iii) the Condensed Statements of Partners’ Equity (Deficit) for the three months ended June 30, 2020, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2020 and June 30, 2019 and (v) the Notes to Condensed Financial Statements.

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

Date: August 12, 2020

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Executive Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 12, 2020